Form 10-Q
period 1996-09-30
CARSON INC
filed 1996-11-14
CIK 1019808

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
    [x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the transition period from _____ to _____


                         Commission file number 1-12271


                                  CARSON, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                             06-142-8605
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                  64 Ross Road
                            Savannah Industrial Park
                            Savannah, Georgia 31405
         (Address, including zip code, of principal executive offices)


Registrant's telephone number, including area code:  (912) 651-3400



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes ___     No X



At October 31, 1996, 4,818,500 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,306,014 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                     INDEX



Part I.  Financial Information                                          Page
                                                                        ----
         Item 1.

         Consolidated Balance Sheets
         September 30, 1996 and March 31, 1996.......................     3

         Consolidated Statements of Operations
         Three Months Ended September 30, 1996 and 1995..............     4
         Six Months Ended September 30, 1996 and 1995................     5

         Consolidated Statements of Cash Flow
         Six Months Ended September 30, 1996 and 1995................     6

         Notes to Consolidated Financial Statements..................     7

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     9

Part II. Other Information...........................................    16

         Item 2.
         Changes in Securities.......................................    16

         Item 5.
         Other Information...........................................    16

         Item 6.
         Exhibits and Reports on Form 8-K............................    16

         Signatures..................................................    17

                                  CARSON, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                 (IN THOUSANDS)



                     ASSETS
                                                                                SEPTEMBER 30, 1996  MARCH 31, 1996
                                                                                ------------------  --------------
CURRENT ASSETS:
  Cash and cash equivalents...................................................             $ 3,986         $ 1,553
  Accounts receivable (less allowance for doubtful accounts of $743 and $531
   at September 30 and March 31, 1996, respectively)..........................              12,862          12,611
  Inventories.................................................................              10,505           8,663
  Other current assets........................................................               2,094           3,094
                                                                                           -------         -------
   Total current assets.......................................................              29,447          25,921

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated depreciation...............              14,626          11,986

INVESTMENT....................................................................               3,094               -

GOODWILL......................................................................              46,040          46,633

OTHER.........................................................................               3,009           3,542
                                                                                           -------         -------
                                                                                           $96,216         $88,082
                                                                                           =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable............................................................             $ 3,211         $ 3,600
  Accrued expenses............................................................               6,850           5,354
  Current maturities of long-term debt........................................               3,000           3,010
                                                                                           -------         -------
   Total current liabilities..................................................              13,061          11,964

LONG-TERM DEBT................................................................              65,945          63,778

OTHER LIABILITIES.............................................................               1,653           1,678

MINORITY INTEREST IN SUBSIDIARY...............................................               1,497               -

DEFERRED INCOME TAXES.........................................................                 825             785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock.............................................................                   -               -
  Common stock................................................................                 119             114
  Paid-in capital.............................................................              18,726           8,557
  Retained earnings...........................................................              (3,649)          1,206
  Notes receivable, net of unamortized discounts..............................              (1,325)              -
  Foreign currency translation adjustment.....................................                (636)              -
                                                                                           -------         -------
   Total stockholders' equity.................................................              13,235           9,877
                                                                                           -------         -------
                                                                                           $96,216         $88,082
                                                                                           =======         =======

                See notes to consolidated financial statements.

                                  CARSON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                             COMPANY                   PREDECESSOR
                                                    --------------------------         -----------
                                                                             THREE MONTHS
                                                                    -------------------------------
                                                     THREE MONTHS     PERIOD FROM      PERIOD FROM
                                                        ENDED       AUGUST 23, 1995    JULY 1, 1995
                                                    SEPTEMBER 30,   TO SEPTEMBER 30,  TO AUGUST 22,
                                                         1996             1995             1995
---------------------------------------------------------------------------------------------------
NET SALES.........................................        $19,897            $ 7,708         $9,583
COST OF GOODS SOLD................................          8,735              3,392          4,162
                                                          -------            -------         ------
  Gross profit....................................         11,162              4,316          5,421
EXPENSES:
  Selling.........................................          5,118              2,329          2,529
  General and administrative......................          2,113                691            669
  Incentive compensation..........................          6,323                  -              -
  Depreciation and amortization...................            645                221            201
                                                          -------            -------         ------
                                                           14,199              3,241          3,399
                                                          -------            -------         ------

OPERATING INCOME..................................         (3,037)             1,075          2,022

INTEREST EXPENSE..................................          1,903                792             22
OTHER INCOME (EXPENSE)............................            112                 30            (60)

INVESTMENT INCOME:
  Dividends and interest..........................            254                 35            140
  Net gain on sale and maturities of investments..              -                  -            729
                                                          -------            -------         ------

INCOME BEFORE INCOME TAXES........................         (4,574)               348          2,809

PROVISION FOR INCOME TAXES........................            593                184          1,013
                                                          -------            -------         ------

NET INCOME........................................        $(5,167)           $   164         $1,796
                                                          =======            =======         ======

NET INCOME PER SHARE..............................         $(0.44)
                                                          =======

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING..............................         11,871
                                                          =======


                See notes to consolidated financial statements.

                                  CARSON, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                COMPANY                 PREDECESSOR
                                    ---------------------------------   -----------
                                                                 SIX MONTHS
                                                     ------------------------------
                                       SIX MONTHS      PERIOD FROM      PERIOD FROM
                                         ENDED       AUGUST 23, 1995   APRIL 1, 1995
                                     SEPTEMBER 30,   TO SEPTEMBER 30,  TO AUGUST 22,
                                          1996             1995            1995

------------------------------------------------------------------------------------
NET SALES..........................        $38,696             $7,708        $26,854
COST OF GOODS SOLD.................         16,870              3,392         11,513
                                           -------             ------        -------
  Gross profit.....................         21,826              4,316         15,341

EXPENSES:
  Selling..........................          9,831              2,329          7,467
  General and administrative.......          4,073                691          2,276
  Incentive compensation...........          7,123                  -              -
  Depreciation and amortization....          1,274                221            502
                                           -------             ------        -------
                                            22,301              3,241         10,245
                                           -------             ------        -------

OPERATING INCOME...................           (475)             1,075          5,096

INTEREST EXPENSE...................          3,729                792             56

OTHER INCOME (EXPENSE).............            106                 30             17

INVESTMENT INCOME:
  Dividends and interest...........            297                 35            297
  Net gain on sale and maturities
   of investments..................              -                  -            823
                                           -------             ------        -------

INCOME BEFORE INCOME TAXES.........         (3,801)               348          6,177

PROVISION FOR INCOME TAXES.........          1,058                184          2,243
                                           -------             ------        -------

NET INCOME.........................        $(4,859)            $  164        $ 3,934
                                           =======             ======        =======

NET INCOME PER SHARE...............       $(  0.41)
                                           =======

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING...............         11,871
                                           =======


                See notes to consolidated financial statements.

                                  CARSON, INC.
               CONSILIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                           COMPANY                       PREDECESSOR
                                                            --------------------------------------       -----------
                                                                                            SIX MONTHS
                                                                                 ------------------------------------
                                                              SIX MONTHS           PERIOD FROM         PERIOD FROM
                                                                   ENDED         AUGUST 23, 1995 TO   APRIL 1, 1995 TO
                                                            SEPTEMBER 30, 1996   SEPTEMBER 30, 1995    AUGUST 22, 1995

OPERATING ACTIVITIES:
  Net income..............................................             $(4,859)            $    164            $ 3,934
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Incentive compensation.................................               6,038                    -                  -
   Depreciation and amortization..........................               1,274                  221                502
   Amortization of debt discounts.........................                 106                   18                  -
   Net gain on sales and maturities of investments........                   -                    -               (823)
   Loss on sale of assets.................................                   -                    -                101
   Foreign currency translation adjustment................                (636)                   -                  -
   Provision for deferred income taxes....................                  41                    -                 62
   Minority interest in subsidiary........................                  89                    -                  -
   (Decrease) increase in cash due to changes in:
     Accounts receivable..................................                (251)              (1,216)              (588)
     Inventories..........................................              (1,842)                (271)               190
     Other current assets.................................               1,000               (1,418)              (546)
     Other noncurrent assets..............................                 254                1,131               (630)
     Accounts payable.....................................                (389)              (1,665)              (732)
     Accrued expenses.....................................               1,895                1,030              1,688
     Other liabilities....................................                 (25)                   -                (77)
                                                                       -------             --------            -------
       Total adjustments..................................               7,554               (2,170)              (853)
                                                                       -------             --------            -------
       Net cash provided by (used in) operating
       activities.........................................               2,695               (2,006)             3,081

INVESTING ACTIVITIES:
  Investment in AM Cosmetics..............................              (3,094)                   -                  -
  Purchases of investments................................                   -                    -             (6,760)
  Proceeds from sales of maturities of investments........                   -                    -             21,428
  Purchase of property, plant, and equipment..............              (3,034)                (130)              (483)
  Package design costs....................................                   -                    -               (244)
  Proceeds from sale of property, plant, and equipment....                   -                    -                108
  Acquisition of predecessor, net of cash acquired........                   -              (65,300)                 -
                                                                       -------             --------            -------
       Net cash provided by (used in) investing activities              (6,128)             (65,430)            14,049

FINANCING ACTIVITIES:
  Proceeds from issuance of long-tem debt.................               3,661               56,050                  -
  Principal payment on long-term debt.....................              (2,011)                   -                  -
  Net Proceeds form sale of subsidiary stock..............               4,216                    -                  -
  Dividends paid on preferred stock.......................                   -                    -               (554)
  Issuance of common stock................................                   -               12,000                  -
  Purchases of treasury stock.............................                   -                    -               (296)
                                                                       -------             --------            -------
       Net cash provided by (used in) financing activities               5,866               68,050               (850)

NET INCREASE IN CASH AND CASH EQUIVALENT..................               2,433                  614             16,280
CASH AND CASH EQUIVALENTS - Beginning of period...........               1,553                    -              1,620
                                                                       -------             --------            -------
CASH AND CASH EQUIVALENTS - End of period.................             $ 3,986             $    614            $17,900
                                                                       =======             ========            =======

                See notes to consolidated financial statements.

                                  CARSON, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1. INTERIM FINANCIAL STATEMENTS

   The interim financial statements presented herein include the accounts of Aminco, Inc. (the "Predecessor") for the period from April 1, 1995 to August 22, 1995 and of Carson, Inc. (the "Company" or "Carson") as of March 31, 1996 and September 30, 1996 and for the period from August 23, 1995 through September 30, 1995 and for the six months ended September 30, 1996. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary for a fair statement of the results of the interim periods. The results for the three-month and six-month periods ended September 30, 1996 included herein are not necessarily indicative of the results to be obtained for the entire fiscal year or any other interim period. Because of the revaluation of assets and liabilities and related impact to the statement of operations, the financial statements of the Predecessor for the periods prior to August 22, 1995 are not strictly comparable to those of the Company subsequent to that date. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Company and Predecessor included in the Company's Prospectus dated October 14, 1996.

2. INVENTORIES

   Inventories at September 30, 1996 are summarized as follows (in thousands):

         Raw materials.....................  $ 5,742
         Work-in-process...................    1,714
         Finished goods....................    3,049
                                             -------
                                             $10,505
                                             =======

3. PUBLIC OFFERING OF SOUTH AFRICAN SUBSIDIARY

   In July 1996, the Company's South African subsidiary sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange. The subsidiary received net proceeds of approximately $4.2 million from this sale (which resulted in a gain to the Company of approximately $2.8 million which was recorded in paid-in capital during the three months ended September 30,
   1996). In conjunction with this public offering, the Company entered into an amendment to its license agreement with its South African subsidiary which provides that commencing on April 1, 1998, its South African subsidiary will pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement.

4. INITIAL PUBLIC OFFERING

   The Company completed an initial public offering of its common stock on October 18, 1996. The Company used the proceeds of such offering to repay certain indebtedness. This repayment resulted in an extraordinary loss recorded at that time of approximately $3.5 million (net of tax) for prepayment penalties and the write-off of unamortized debt discount and deferred financing costs.

5. EMPLOYEE BENEFITS

   The Company recognized $0.8 million of compensation expense during the quarter ended June 30, 1996 relating to anticipated costs under certain equity-based long-term incentive compensation arrangements (such awards and compensation expense are based upon the fair market value of the Company at the time of the initial public offering). Such arrangements were awarded originally as stock appreciation rights ("SARs"). During July 1996 some of the SARs were amended and converted into accelerated, immediately exercisable stock purchase rights, on a complete or partial basis, as agreed to by the Company and the awardee. The SARs entitled the holder to a specified value (determined as a percentage of the Company's equity value) over a fixed base value subject to five year vesting requirements (or earlier upon a public offering or sale of the Company). Upon amendment and conversion, the SAR rights were canceled (and replaced with the accelerated, immediately exercisable stock purchase rights referred to above). These rights have a fixed purchase price equal in amount to the canceled SAR's fixed base value. As a result of completing the initial public offering of its common stock, such cash awards are payable and the Company recorded additional compensation charges of approximately $0.3 million during September 1996 (based on the lower end of the range of the estimated initial public offering price) for payments under SAR arrangements.

   During August 1996, several outside directors and members of senior management (pursuant to the stock purchase rights described above) purchased 501,191 shares of the Company's Common Stock. The purchase of such shares by senior management was financed with $1.3 million (net of discount) in non-interest bearing long-term full recourse loans from the Company. The Company recorded additional non-cash compensation expense of approximately $5.5 million (with no associated income tax benefits) during the three months ended September 30, 1996 for the excess of the initial public offering price over the actual purchase price of such shares. In connection with the South African offering (Note 3), the Company also issued shares of the subsidiary to certain members of its management; the Company recorded compensation expense of approximately $0.3 million for these share awards.

   Additionally, the Company recorded $0.2 million of compensation expense in the three months ended September 30, 1996 as compensation to directors.

6. RECAPITALIZATION

   On October 8, 1996, the Company amended its Certificate of Incorporation to change the authorized capital stock to Class A Common Stock, Class B Common Stock, Class C Common Stock, and Preferred Stock (each with a par value of $.01 per share). Each share of the Company's former Class A Common Stock was converted into 11,370 shares of newly created Class C Common Stock and each share of the Company's former Class B Common Stock was converted into 11,370 shares of newly created Class B Common Stock. These stock conversions have been given retroactive recognition in the accompanying financial statements.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

OVERVIEW

     Carson, Inc. (the "Company" or "Carson") is the leading manufacturer and marketer in the U.S. retail ethnic hair care market for African-Americans. The Company currently sells over 60 different products in the United States and 60 other countries under five principal brand names. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximately 50% of the Company's net sales in fiscal 1996), hair color, shaving products and hair care maintenance products. The Predecessor had and the Company currently has a March 31 fiscal year end. The Company intends to change its fiscal year to a calendar year beginning on January 1, 1997.

     On August 23, 1995, DNL Savannah Acquisition Corp. ("Acquisition Corp."), a wholly-owned subsidiary of the Company, acquired the stock (the "Acquisition") of the Predecessor from the Minis family and the Aminco, Inc. ESOP. Acquisition Corp. was formed by Morningside Capital Group, L.L.C. ("Morningside") as financial sponsor, on behalf of an investor group consisting of DNL Partners Limited Partnership, the lenders providing the acquisition financing and certain members of management. The purchase price consisted of approximately $83.2 million in cash, $11.8 million in Junior Subordinated Notes bearing interest at 10.0%, and 15.0% of the common stock of the Company retained by the sellers. The Acquisition was financed by borrowings of $35.0 million aggregate principal amount under a credit agreement dated as of August 23, 1995, as amended (the "Senior Bank Credit Facility"), the issuance of 12.5% Senior Subordinated Notes due 2002, in an aggregate principal amount of $18.0 million, the issuance of 15.0% Subordinated Notes due 2003, in an aggregate principal amount of $3.0 million, the issuance of the Junior Subordinated Notes to the sellers in an aggregate principal amount of approximately $11.8 million, equity contributions of $12.0 million and $15.2 million of available cash. Concurrent with the Acquisition, the following events took place: (i) two subsidiaries of the Predecessor, Carson Products Company, a Georgia Corporation, and Aminco, Inc., a Georgia corporation, merged into the Predecessor; (ii) the Predecessor changed its name to Carson Products Company; and (iii) Acquisition Corp. merged with Carson Products Company, with Carson Products Company as the surviving entity. In connection with the Acquisition, the senior management of the Predecessor was replaced.

     On July 3, 1996, the Company's South African subsidiary, Carson Holdings Limited ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock Exchange. This offering resulted in net proceeds of approximately $4.2 million. At the same time, Carson South Africa issued 1.875% of its shares to certain employees, officers and directors involved in the Company's South African operations. As a result of the issuance of these shares, the Company will reflect in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge to be reflected in this line item will generally equal Carson South Africa's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not indirectly owned by the Company. In conjunction with the South African initial public offering, the Company's U.S. subsidiary, Carson Products Company ("Carson Products") entered into an amendment to its license agreement with Carson Products Proprietary Limited ("Carson Products S.A."), a South African registered company, wholly-owned by Carson South Africa, which provides that commencing on April 1, 1998, Carson Products S.A. will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

     With the exception of sales by Carson Products S.A. to South Africa, Botswana, Lesotho, Namibia and Swaziland which are denominated in South African Rand, all of the Company's sales are made in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary incurs all of its costs in Rand. Assets and liabilities of the Company's South African operations are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences
are recognized as a component of stockholders' equity.   Adjustments resulting
from translations have historically been immaterial to the Company's financial statements.

     On June 26, 1996, Carson Products made an investment of $3.0 million in Morningside AM Acquisition Corp., the parent of AM Cosmetics, Inc. ("AM Cosmetics"), a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company's consolidated statements of operations for periods subsequent to June 26, 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, Carson Products entered into a management agreement and will enter into certain related sales agreements and manufacturing agreements with AM Cosmetics.

EFFECT OF THE ACQUISITION ON RESULTS OF OPERATIONS

     The consummation of the Acquisition of the stock of the Predecessor affected the Company's results of operations following the Acquisition in certain significant respects. The Acquisition was reflected using purchase accounting with the purchase price being allocated to the Company's identifiable assets and liabilities based on fair values at the date of the Acquisition, which was August 23, 1995. The excess of the purchase price over the fair value of the Company's identifiable net assets has been classified as goodwill. Therefore, the depreciation and amortization expense of the Company are significantly higher than the corresponding amounts for the Predecessor. Additionally, interest expense increased due to debt used to finance the Acquisition.

RESULTS OF OPERATIONS

The Acquisition was completed on August 23, 1995.   Because of the application
of purchase accounting and the resulting revaluation of the Predecessor's assets and liabilities and the impact on certain expenses, the financial statements of the Predecessor for the periods prior to August 23, 1995 are not strictly comparable to those of subsequent periods. However, the following table combines historical fiscal 1996 data for the Predecessor and the Company in order to facilitate discussion of financial results.

                          STATEMENT OF OPERATIONS DATA

                                               COMPANY             COMBINED (a)          COMPANY               COMBINED (b)
                                           THREE MONTHS          THREE MONTHS           SIX MONTHS            SIX MONTHS
                                              ENDED                 ENDED                 ENDED                 ENDED
                                       SEPTEMBER  30, 1996   SEPTEMBER  30, 1995   SEPTEMBER  30, 1996   SEPTEMBER  30, 1995
                                       --------------------  --------------------  --------------------  --------------------

Net sales............................           $   19,897               $17,291               $38,696               $34,562
Cost of sales........................                8,735                 7,554                16,870                14,905
                                                ----------               -------               -------               -------
  Gross profit.......................               11,162                 9,737                21,826                19,657
Selling expenses.....................                5,118                 4,858                 9,831                 9,796
General and administrative expenses..                2,113                 1,360                 4,073                 2,967
Incentive compensation...............                6,323                    --                 7,123                    --
Depreciation and amortization........                  645                   422                 1,274                   723
                                                ----------               -------               -------               -------
  Operating income...................               (3,037)                3,097                  (475)                6,171
Interest expense.....................                1,903                   814                 3,729                   848
Investment income....................                  254                   904                   297                  1155
Other income (expense), net..........                  112                   (30)                  106                    47
                                                ----------               -------               -------               -------
Income before taxes..................               (4,574)                3,157                (3,801)                6,525
Provision for income taxes...........                  593                 1,197                 1,058                 2,427
                                                ----------               -------               -------               -------
Net income...........................           $   (5,167)              $ 1,960               $(4,859)              $ 4,098
                                                ==========               =======               =======               =======
EBITDA...............................           $   (2,280)              $ 3,489               $   905               $ 6,941
                                                ==========               =======               =======               =======



DATA AS A PERCENTAGE OF SALES:
Net sales............................                100.0%                100.0%                100.0%                100.0%
Cost of sales........................                 43.9                  43.7                  43.6                  43.1
                                                ----------               -------               -------               -------
  Gross profit.......................                 56.1                  56.3                  56.4                  56.9

Selling expenses.....................                 25.7                  28.1                  25.4                  28.3
General and administrative expenses..                 10.6                   7.9                  10.5                   8.6
Incentive compensation...............                 31.8                    --                  18.4                    --
Depreciation and amortization........                  3.3                   2.4                   3.3                   2.1
                                                ----------               -------               -------               -------

  Operating income...................               (15.3)%                 17.9%                (1.2)%                 17.9%
                                                ==========               =======               ========              =======

----------------------
(a) Includes the results of the Predecessor from July 1, 1995 through August 22, 1995 and the Company from August 23, 1995 through September 30, 1995.
(b) Includes the results of the Predecessor from April 1, 1995 through August 22, 1995 and the Company from August 23, 1995 through September 30, 1995.


COMPANY THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO COMBINED THREE MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales increased from $17.3 million in the three months ended September 30, 1995 to $19.9 million in the three months ended September 30, 1996, an increase of 15.1%. Net sales growth was tempered in the month of September 1996 due to the evacuation of the City of Savannah and the closure of the Company's manufacturing facility for two days due to hurricanes. In the United States, relaxers and texturizers, hair color, and hair care maintenance products all generated net sales increases. Carson South Africa continued to demonstrate strong results with an increase in net sales of 86.2% from $1.4 million in the three months ended September 30, 1995 to $2.7 million in the three months ended September 30, 1996.

GROSS PROFIT. Gross profit increased from $9.7 in the three months ended September 30, 1995 to $11.2 million in the three months ended September 30, 1996, an increase of 14.6%. This increase was almost entirely due to the increase in net sales. Gross margin decreased slightly from 56.3% to 56.1% during this period.

SELLING EXPENSES. Selling expenses increased from $4.9 million in the three months ended September 30, 1995 to $5.1 million in the three months ended September 30, 1996, an increase of 5.4%. As a percentage of net sales, selling expenses decreased from 28.1% to 25.7% during this period primarily as a result of the timing of advertising and promotional expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $1.4 million in the three months ended September 30, 1995 to $2.1 million in the three months ended September 30, 1996, an increase of 55.4%. As a percentage of net sales, general and administrative expenses increased from 7.9% to 10.6% during this period. This increase in general and administrative expenses as a percentage of net sales was a function of several factors relating to the Acquisition and the new management structure. First, the new management team included the addition of several new senior executives and the promotion of certain key executives that increased personnel costs which management believed were necessary to support the future growth of the Company. Second, the Company entered into a management agreement with Morningside which provides strategic consulting advice to the Company for a fee of $0.4 million per annum. Third, travel expenses increased significantly due to the new management's focus on international markets which required extensive travel. Finally, bank fees and professional fees increased due to the new credit agreements relating to the debt incurred to finance the Acquisition.

INCENTIVE COMPENSATION EXPENSES. The Company recognized $6.3 million of incentive compensation expenses during the three months ended September 30, 1996 relating to costs under certain long-term incentive compensation agreements and the purchase of shares prior to the initial public offering by several outside directors and certain members of senior management and for the shares of Carson South Africa awarded to certain members of its management. During August 1996, several outside directors purchased 115,373 shares of Common Stock at approximately $2.17 per share for an aggregate purchase price of $250,000, and members of senior management purchased 385,818 shares of Common Stock at approximately $4.15 per share, for an aggregate purchase price of $1.6 million. The purchase of such shares by senior management was financed with $1.3 million (net of discount) in non-interest bearing long-term full recourse loans from the Company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.4 million in the three months ended September 30, 1995 to $0.6 million in the three months ended September 30, 1996. As a percentage of net sales, depreciation and amortization expense increased from 2.4% to 3.3% during this period. This increase was primarily due to goodwill amortization which resulted from the application of purchase accounting. The increase in amortization due to the Acquisition was partially offset by a change in the way the Company accounts for package design costs. Prior to the Acquisition, the Predecessor capitalized package design costs and amortized them over a four year period. Since the Acquisition, the Company has expensed package design costs as incurred. The application of purchase accounting related to the Acquisition did not have a material impact on the Company's depreciation expense.

OPERATING INCOME AND EBITDA. As a result of the above changes, operating income decreased from $3.1 million in the three months ended September 30, 1995 to an operating loss of $3.0 million in the three months ended September 30, 1996. EBITDA decreased from $3.5 million to a loss of $2.3 million during this period. Excluding the effects of the incentive compensation charge, operating income and EBITDA increased 6.1% and 15.9%, respectively, during this period.

INTEREST EXPENSE. Interest expense increased substantially from $0.8 million in the three months ended September 30, 1995 to $1.9 million in the three months ended September 30, 1996, as a result of the new debt incurred to finance the Acquisition.

OTHER INCOME; INVESTMENT INCOME. Other income decreased as a result of the elimination of royalty income associated with the Caribbean. The Company now handles Caribbean sales through its in-house sales organization. Investment income decreased because most of the Predecessor's investments were liquidated in conjunction with the Acquisition. Additionally, in June of 1996, the Company made an investment and entered into a management contract with AM Cosmetics, a leading low cost producer of cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid in kind dividend on its $3.0 million investment and a $0.5 million annual management fee. Other income and investment income includes the effects of those transactions in the three months ended September 30, 1996.

PROVISION FOR TAXES.    The provision for taxes decreased from $1.2 million to
$0.6 million during this period. The effective tax rate is not proportionate to the statutory rates due to the majority of the incentive compensation charge not being deductible for income tax purposes.


COMPANY SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO COMBINED SIX MONTHS ENDED SEPTEMBER 30, 1995

NET SALES. Net sales increased from $34.6 million in the six months ended September 30, 1995 to $38.7 million in the six months ended September 30, 1996, an increase of 12.0%. In the United States, relaxers and texturizers, hair color, and hair care maintenance products all generated net sales increases. Shaving products decreased slightly as a result of the shaving products' manufacturing line being out of service while it was reorganized and moved to another building to optimize capacity. Carson South Africa continued to demonstrate strong results with an increase in net sales of 66.4% from $2.9 million in the six months ended September 30, 1995 to $4.8 million in the six months ended September 30, 1996.

GROSS PROFIT. Gross profit increased from $19.7 in the six months ended September 30, 1995 to $21.8 million in the six months ended September 30, 1996, an increase of 11.0%. This increase was almost entirely due to the increase in net sales. Gross margin decreased slightly from 56.9% to 56.4% during this period.

SELLING EXPENSES. Selling expenses remained constant at $9.8 million in the six months ended September 30, 1995 and 1996, despite a 12.0% increase in net sales. As a percentage of net sales, selling expenses decreased from 28.3% to 25.4% during this period. This decrease was primarily due to the timing of advertising and promotional expenses and to a lesser extent, the inclusion of two quarters in the six months ended September 30, 1996 of the effect of the establishment of an in-house sales organization and the termination of the majority of the Company's sales broker relationships.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased from $3.0 million in the six months ended September 30, 1995 to $4.1 million in the six months ended September 30, 1996, an increase of 37.3%. As a percentage of net sales, general and administrative expenses increased from 8.6% to 10.5% during this period. This increase in general and administrative expenses as a percentage of net sales was a function of several factors relating to the Acquisition and the new management structure. First, the new management team included the addition of several new senior executives and the promotion of certain key executives that increased personnel costs which management believed were necessary to support the future growth of the Company. Second, the Company entered into a management agreement with Morningside which provides strategic consulting advice to the Company for a fee of $0.4 million per annum. Third, travel expenses increased significantly due to the new management's focus on international markets which required extensive travel. Finally, bank fees and professional fees increased due to the new credit agreements relating to the debt incurred to finance the Acquisition.

INCENTIVE COMPENSATION EXPENSES. The Company recognized $7.1 million of incentive compensation expenses during the six month period ended September 30, 1996 relating to costs under certain long-term incentive compensation agreements and the purchase of shares prior to the initial public offering by several outside directors and certain members of senior management and for the shares of Carson South Africa awarded to certain members of its management. During August 1996, several outside directors purchased 115,373 shares of Common Stock at approximately $2.17 per share for an aggregate purchase price of $250,000, and members of senior management purchased 385,818 shares of Common Stock at approximately $4.15 per share, for an aggregate purchase price of $1.6 million. The purchase of such shares by senior management was financed with $1.3 million (net of discount) in non-interest bearing long-term full recourse loans from the Company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased from $0.7 million in the six months ended September 30, 1995 to $1.3 million in the six months ended September 30, 1996. As a percentage of net sales, depreciation and amortization expense increased from 2.1% to 3.3% during this period. This increase was primarily due to goodwill amortization which resulted from the application of purchase accounting. The increase in amortization due to the Acquisition was partially offset by a change in the way the Company accounts for package design costs. Prior to the Acquisition, the Predecessor capitalized package design costs and amortized them over a four year period. Since the Acquisition, the Company has expensed package design costs as incurred. The application of purchase accounting related to the Acquisition did not have a material impact on the Company's depreciation expense.

OPERATING INCOME AND EBITDA. As a result of the above changes, operating income decreased from $6.2 million in the six months ended September 30, 1995 to an operating loss of $0.5 million in the six months ended September 30, 1996. EBITDA decreased from $6.9 million to $0.9 million during this period.
Excluding the effects of the incentive compensation charge, operating income and EBITDA increased 7.7% and 15.7%, respectively, during this period.

INTEREST EXPENSE. Interest expense increased substantially from $0.8 million in the six months ended September 30, 1995 to $3.7 million in the six months ended September 30, 1996, as a result of the new debt incurred to finance the Acquisition.

OTHER INCOME; INVESTMENT INCOME. Other income decreased as a result of the elimination of royalty income associated with the Caribbean. The Company now handles Caribbean sales through its in-house sales organization. Investment income decreased because most of the Predecessor's investments were liquidated
in conjunction with the Acquisition.     Additionally, in June of 1996, the
Company made an investment and entered into a management contract with AM Cosmetics, a leading low cost producer of cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid in kind dividend on its $3.0 million investment and a $0.5 million annual management fee. Other income and investment income includes the effects of those transactions in the three months ended September 30, 1996.

PROVISION FOR TAXES. The provision for taxes decreased from $2.4 million in the six months ended September 30, 1995 to $1.1 million in the six months ended September 30, 1996. The effective tax rate is not proportionate to the statutory rates due to the majority of the incentive compensation charge not being deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

  Upon consummation of the Acquisition, the Company's liquidity requirements increased significantly due to the debt service requirements associated with borrowings used to finance the Acquisition. Under its Senior Bank Credit Facility, the Company maintains a revolving credit line which matures in July 2001 and provides for borrowings of up to $10.0 million at a floating rate based upon the prime rate as defined in the Senior Bank Credit Facility or LIBOR as defined in the same agreement, subject to the maintenance of a borrowing base. The Company used $5.0 million of the revolving credit line as part of the financing for the Acquisition. The Company had $4.0 million of cash and cash equivalents on hand at September 30, 1996 and availability under the revolving line of credit of $3.5 million.

  The Company completed the offering (the "Offering") of 4,818,500 shares of Class A Common Stock on the New York Stock Exchange on October 18, 1996 at a price of $14 per share. Of these shares 3,113,000 were sold by the Company with the balance sold by selling stockholders none of which included any members of management or the original investor group.

  The Company used the net proceeds of the Offering (i) to purchase all of the $18.0 million aggregate principal amount of the 12.5% Senior Subordinated Notes due 2002, plus prepayment premium for an aggregate redemption price of approximately $19.3 million plus accrued and unpaid interest thereon, (ii) to redeem all of the $3.0 million aggregate principal amount of the 15.0% PIK Subordinated Notes due 2003, plus prepayment premium for an aggregate redemption price of approximately $3.6 million plus accrued and unpaid interest thereon, and (iii) to purchase all of the $11.8 million aggregate principal amount of the Junior Subordinated Notes for a repurchase price of $4.7 million. The balance of the net proceeds, along with borrowings under the New Senior Bank Facility described below, were used to repay all outstanding borrowings under the Senior Bank Credit Facility, plus accrued and unpaid interest thereon and related financing fees and expenses.

  In conjunction with the Offering, the Company refinanced the remaining portion of its Senior Bank Credit Facility with borrowings under a New Senior Bank Facility pursuant to a credit agreement dated as of October 18, 1996, which included (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and
(iii) a $15.0 million revolving credit facility, which provides more availability than the previous facility. The term loan A and revolving credit facility bear interest at the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and have a final maturity of six years. The term loan B bears interest at the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and has a final maturity of seven years. The New Senior Bank Facility contains less restrictive covenants compared to the previous facility, since the Company is substantially less leveraged following the Offering.

  In the six months ended September 30, 1996 net cash flow provided by operations was $2.7 million largely as a result of incentive compensation charges, the majority of which are non-cash. Changes in assets and liabilities provided $0.6 million of cash.

  Net cash used in investing activities for the six months ended September 30, 1996 totaled $6.1 million which included $3.0 million of capital expenditures and a $3.1 million investment in AM Cosmetics. The three largest capital projects involved purchasing and equipping the new South African manufacturing facility, reorganizing the shaving powder production in Savannah to better optimize capacity, and adding production equipment in the Savannah facility to address short term capacity constraints.

  Net cash provided from financing activities for the six months ended September 30, 1996 totaled $5.9 million. This included $3.7 million of additional borrowings used to fund the investment in AM Cosmetics and equip the South African facility less $2.0 million of payments on the term loan and revolver. [The Company received net proceeds from the public offering of 25% of the South African subsidiary on the Johannesburg Stock Exchange of $4.2 million.

  The net cash flow for the six months ended September 30, 1996 was $2.4 million, which when combined with beginning cash of $1.6 million results in a net cash balance of $4.0 million.

  The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its New Senior Bank Facility will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

  The preceding statement and certain other statements contained herein are forward-looking statements.

It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements based on a number of factors, some of which are beyond the Company's control. Such factors include, but are not limited to, the Company's ability to successfully implement its growth strategy, the nature and extent of future competition in the Company's principal marketing areas, increased costs of compliance with any regulatory requirements, including foreign regulations, and political, economic and demographic developments in the U.S., Brazil, the Caribbean, Europe and other countries where the Company now does business or in the future may do business.

Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's SEC filings, including but not limited to the Company's Prospectus dated October 14, 1996 included in the Registration Statement No. 333-10191 on Form S-1. Copies of these filings may be obtained by contacting the Company or the SEC.

                                  CARSON, INC.

                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

In connection with the Company's initial public offering consummated on October 18, 1996, the Company amended its Certificate of Incorporation on October 8, 1996, to change the authorized capital stock to Class A Common Stock, Class B Common Stock, Class C Common Stock, and Preferred Stock (each with a par value of $.01 per share). Each share of the Company's former Class A Common Stock was converted into 11,370 shares of newly created Class C Common Stock and each share of the Company's former Class B Common Stock was converted into 11,370 shares of newly created Class B Common Stock. These stock conversions have been given retroactive recognition in the accompanying financial statements.

Item 5.  Other Information

During the last two weeks of October 1996, the Company's South African subsidiary (a) reached an agreement to acquire a manufacturing facility in Ghana for $0.3 million, which will support an accelerated expansion into West Africa as part of the Company's previously announced African strategy and (b) obtained a 10-year agreement with the Ghanaian government which provides for 100% exemption from duties on products exported from the Ghana facility, 100% exemption for income taxes, 100% exemption from withholding tax on dividends and a 60% reduction in duties on products sold within Ghana. In addition, the Company finalized plans for doubling the capacity of the South African subsidiary's manufacturing and warehouse facility in South Africa. Simultaneously with the expansion of the business in Africa, in October 1996, the Company received approval of the registration of virtually all of its products from the government of Brazil. Receipt of this approval will allow Carson to begin exporting products to Brazil.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --
       None.

(b)    Reports on Form 8-K --
       There were no reports on Form 8-K for the three months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.




                                                      Date: November 14, 1996
----------------------------------------------
Bradford N. Creswell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)



                                                      Date: November 14, 1996
----------------------------------------------
Arthur P. Gnann
Vice President and Controller
(Principal Accounting Officer)