Form 10-K
period 1996-12-31
CARSON INC
filed 1997-03-31
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
[   ]     Annual Report Pursuant to Section 13 or 15(d)
          of the  Securities  Exchange  Act of 1934 [Fee Required]

                                          or

[X] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                     Act of 1934

          For the transition period from April 1, 1996 to December 31, 1996

                            Commission file number 1-12271

================================================================================
                                     CARSON, INC.
================================================================================
                (Exact name of registrant as specified in its charter)

            DELAWARE                                  06-1428605
(State or other jurisdiction of incorporation
            or organization)                    (I.R.S. Employer Identification
                                                             Number)

                        64 Ross Road, Savannah Industrial Park
                               Savannah, Georgia 31405
            (Address, including zip code, of principal executive offices)

          Registrant's telephone number, including area code: (912) 651-3400

             Securities Registered Pursuant to Section 12 (b) of the Act:

Title of Each Class:                       Name of Exchange On Which Registered:
Common Stock - Class A, $0.01 Par Value             New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X__ No

          Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on The New York Stock Exchange on February 28, 1997 was: $90,248,064

Indicate the number of shares outstanding of each of the registrant's classes, as of the latest practicable date.

                   Title of Each Class: Outstanding at February 28,
                                        1997:
Common Stock - Class A, $0.01 Par Value                    4,996,568 shares
Common Stock - Class B, $0.01 Par Value                    1,859,677 shares
Common Stock - Class C, $0.01 Par Value                    8,127,937 shares

                         Documents incorporated by reference:
1996 Annual Report to Shareholders -- Part II, Exhibit 13.
Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders on May 9, 1997 -- Part III.

                                         Part I.

Item 1.  Business

Forward Looking Statements

     This transition report on Form 10-K for the nine months ended December 31, 1996 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to expand its international operations in Africa, Brazil, and the Caribbean, (iii) the Company's plans to enter the ethnic cosmetics product category, (iv) the Company's plans to enter the U.S. professional salon market for ethnic hair care products, (v) the Company's plans to make selective acquisitions, and (vi) the Company's marketing, distribution and manufacturing expansion plans. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing and the Company's prospectus dated October 14, 1996), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.

Organization and Business

Carson, Inc. (formerly DNL Savannah Holding Corp. and also referred to herein as the "Company") was established in May 1995 and until August 1995 its operations were de minimus. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco, Inc. (also referred to as the "Predecessor"). Aminco's operations were principally conducted by its wholly owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products Company. The accompanying financial statements of the Company include the operating results of Carson Products Company ("Carson Products") from the acquisition date.
     The Company's acquisition of the Predecessor for approximately $95 million in cash (including $6 million for fees and other costs directly associated with the acquisition) was initially financed with long-term borrowings aggregating approximately $68.0 million and has been accounted for as a purchase (the "Acquisition"). Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on the fair values at the acquisition date. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill.
     In July 1996, the Company's South African subsidiary sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange. The subsidiary received net proceeds of approximately $4.2 million from this sale (which resulted in a gain to the Company of approximately $2.8 million which was recorded in paid in capital). In conjunction with this public offering, the Company entered into an amendment to its license agreement with its South African subsidiary which provides that commencing on April 1, 1998, its South
African subsidiary will pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

General

Carson, Inc. is a leading manufacturer and marketer in the United States retail ethnic hair care market for African-Americans. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 70 different products under five principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural and Magic. The majority of the Company's sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers, which are used to chemically treat and straighten hair (constituting approximately 50% of the Company's sales in 1996), hair color, shaving products and hair care maintenance products. The Company's products are specifically formulated to address the unique physiological characteristics of hair of persons of African descent, which typically include curliness and dryness. The Company believes that it has the number one United States retail market position in three of the four ethnic hair care categories in which it competes (hair relaxers and texturizers, hair color and shaving products). In addition, the Company believes that the strength of its competitive position in the ethnic hair care industry is attributable, in part, to its heritage of technological innovation and its focused Research and Development effort. The Company markets its products in the United States with its own experienced direct sales force. The Company currently markets its products in over 60 countries outside of the United States, primarily through local distributors. In the nine months ended December 31, 1996, approximately 28.5% of the Company's net sales were derived from sales within these countries.

The United States retail ethnic hair care market, principally targeting the distinct hair care needs of African-Americans, was estimated to be a $1.2 billion retail business in 1995. According to 1995 United States Census Data ("Census Data") published by the United States Department of Commerce, the African-American population was approximately 34 million and represented 12.7% of the United States population. This segment of the population is projected by the United States Department of Commerce to grow significantly faster than the general population through the middle of the next century. The personal income of African-Americans doubled from 1980 to 1990 and their combined purchasing power was estimated to be approximately $260 billion in 1990, according to the Census Data. Moreover, research indicates that African-American consumers generally spend up to three times as much of their disposable income on health and beauty products as Caucasian consumers.

On a global scale, the Company currently estimates that there are approximately 900 million people of African descent outside the United States, including an estimated 750 million people on the African continent, 100 million people in Brazil, 20 million people in the Caribbean, 10-15 million people in Europe and 10-13 million people in Central America. The Company's experience in developing regions such as South Africa, the Caribbean and Brazil indicates the percentage of women who patronize salons is dramatically higher in these developing markets than in developed markets such as the United States. These women tend to patronize salons because relaxer products are generally unavailable on a retail basis, professionals have the expertise, as well as ready access to hot water, which is necessary for effective use of relaxer products, and the local salon is often a social gathering place for its patrons. Although there is no independent market data to support the size of the international market, the Company believes that the international market is significant. For example, the Company estimates that in Southern Africa, with a Black population of approximately 100 million, manufacturers of ethnic hair care products generated approximately $40 million in sales in 1995.

Ethnic Market Leadership

The Company's resources are focused primarily on satisfying the unique personal care needs of individuals of African descent worldwide. The Company believes that it has the number one United States retail market position in three of the four ethnic hair care categories in which it competes (hair relaxers and texturizers, hair color and shaving products). The Company attributes its leading market position to its strong brand names, combined with its direct sales force, broad distribution, R&D capabilities and experienced management team. Because of these strengths, the Company believes that it has a competitive advantage over both the companies specializing in products for the ethnic hair care market and the few general market companies that compete in the ethnic hair care market but whose principal resources are targeted to the general health and beauty aids market.


     Strong Brands. The Company currently sells its products under five principal brand names including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural and Magic. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market for African-Americans. The Company believes that its brand strength is based upon product quality, properly targeted advertising, package design, reputation for innovation and focused commitment to the unique needs of ethnic consumers.

     Experienced Sales Force and Broad Distribution. In April 1995, the Company established a direct sales force to enhance its ability to further penetrate existing markets with both current and new products. The sales force has significant sales experience both with major consumer product companies and ethnic hair care competitors. The Company believes that it now has the largest direct sales force serving the United States retail ethnic hair care market. Historically, the Company used commissioned sales brokers, as is the industry norm, who tended to have conflicting brand loyalties and provided minimal marketing and sell-through support. In the United States, the Company benefits from having its extensive product line distributed broadly through three principal channels: (i) multi-warehouse chains, including mass merchandisers (e.g., Wal-Mart, K-Mart), major drug chains (e.g., Walgreens, Revco), food chains (e.g., Winn Dixie, Kroger) and discount chains (e.g., Family Dollar, Dollar General), (ii) Beauty and Barber Supply Stores ("B&B's") such as Alberto-Culver Company's Sally's Beauty Supply stores and members of the National Beauty Supply Dealers Association, and (iii) ethnic product distributors.

     Research and Development. The Company believes that its heritage of technological innovation and its focused R&D effort are important to maintaining its market leadership position. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for hair of persons of African descent (1972), the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers, which eliminates problems associated with imprecise mixing which can make no-lye products too weak, thereby impacting straightening, or too strong, leading to hair damage. One of the most significant sources of consumer complaints in the industry is inconsistent results caused by mixing errors. The Company believes that its R&D department, led by two industry experienced chemists with Ph.Ds and including nine other researchers and technicians, represents the largest R&D effort focused on the ethnic hair care market.

     Experienced Management Team. Carson's team of seasoned senior executives with extensive experience in the ethnic market and consumer products industry continue to build on the Company's strong position in the global ethnic hair care market. This management team has focused the Company's strategy to further develop the ethnic hair care market both in the United States and internationally.

Carson's Growth Strategy

The Company believes that it is well positioned to grow both internally and through acquisitions, in order to enhance its market position in the ethnic personal care market. The Company intends to achieve its goals by (i) increasing its share of existing markets, (ii) increasing international expansion, (iii) leveraging brands into new categories, (iv) targeting the United States professional salon market and (v) capitalizing on selective acquisition opportunities.

     Increase Share of Existing Markets. Using Carson's 90-year research and development expertise in male depilatories, the Company expects to launch its first depilatory for women, Naturally Soft, in 1997. The Company has high aspirations for this product as we believe the product formulation outperforms any of the other female depilatories on the market. In addition, we plan to target the growing children's market with a newly patented texturizer for boys, a pre-teen female relaxer and a children's bubble bath and body lotion.

     The Company plans on supplementing its existing products with new additions each year, while at the same time challenging R&D to improve existing product lines. Since the Company has the largest R&D group in the ethnic personal care industry, the Company believes that it can protect our current position in our existing markets by constantly upgrading the quality of our products and simultaneously entering new and developing markets.

     Increase International Expansion. The primary targets for Carson's international expansion are Africa, Brazil and the Caribbean. For the nine-month period ended December 31, 1996 compared to the nine-month period ended December 31, 1995, international sales were up 31.9%.

     Southern Africa has been the largest growth area for the Company. As a result, the Company is currently doubling the manufacturing and warehouse space at its South Africa facility after less than one year of operation in order to support the anticipated growth of the Company. In late 1996, we also purchased a production facility in Ghana located near the Ghanaian Coca-Cola bottling plant which will enable the Company to better service the 200 million Black people located in the region. The plant is projected to be operational by June 1997.

     In Kenya, East Africa, the Company anticipates having a similar facility to the West African Ghanaian plant which should be operational by late 1997 or early 1998. Since East Africa has over 150 million Black people, we believe the Company has a similar opportunity for dramatic growth in this region.

     Brazil is another key international area for Carson. With the magnitude of the target population in Brazil, estimated at 100 million people of African descent, which is almost three times the targeted market of the United States, the Company believes it has a tremendous opportunity in this region. All of the Company's products have been approved by the Brazilian authorities. The Company is in discussions with a number of financial institutions and major Brazilian corporations to establish a bonded warehouse operation which will ensure consistent and timely delivery of its products and reduce its overall risk.

     In the Caribbean, sales for the nine-month period ended December 31, 1996 increased by more than 120% above the same period in 1995. Our success in the Caribbean reflects the Company's decision in March 1996 to substantially alter its distribution strategy and to assign direct responsibility to a Carson sales manager dedicated exclusively to this region. The Company plans to acquire a facility in Jamaica, which will enable the Company to produce in a Caribbean Community and Common Market (CARICOM) nation, and thereby substantially reduce the taxes and tariffs on its products.

     Leverage Brands into New Product Categories. The introduction of the Dark & Lovely Cosmetic Line is on target for launch in the second quarter of 1997. The position for the Dark & Lovely Cosmetic Line is "Class to Mass." The Company plans to leverage the same distribution channels as its core business and offer a quality line of products at an affordable price. The Company plans to introduce a complete line of cosmetics with 76 SKU's. Initially, face products, eye shadows, lipsticks and nail enamels will be introduced. In early 1998, the Company plans to add accessory products such as pencils and mascaras.

     Target the United States Professional Salon Market. Carson is planning to introduce a specially formulated 50 SKU-line of professional products in the fourth quarter of calendar 1997. Product formulation and development, along with packaging and quantitatively based concept testing have been completed. A Professional Salon Design Council comprised of expert professional cosmetologists has been assembled to provide input into the development of the professional product line. Their preliminary responses and evaluation of the product formulas have been very positive. An experienced management team has been put in place to direct the expansion into the professional market.

     Capitalize on Selective Acquisition Opportunities. Because the ethnic personal care market is a highly fragmented industry, the Company believes it is properly positioned for pursuing strategic acquisitions. Carson has entered into an agreement with a leading Wall Street firm to act as the Company's acquisition financial advisor. The Company believes it can strengthen its current product categories or enter certain market segments where it has had little or no presence, with the correct acquisitions.

Key Brands And Products

     The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal products, by brand, as of December 31, 1996.


Brand                               Products
Dark &Lovely        RELAXERS:  Cream Relaxer,  Regular  Strength;  Cream Relaxer Plus,
                    Super Strength Hair Care Maintenance  Products:  Corrective  Leave-in  Condition
                    Therapy;  Pro Therapy Protein Intensive  Conditioner;  Rich & Natural Hair Dress
                    Conditioner;  Silky Set Conditioning  Set &Wrap Lotion;  Quik Freeze Super Shine
                    Spritz; 3-N-1 Plus Detangling/Conditioning Shampoo; Deep Conditioning Treatment;
                    Restore &Repair  Reconstructive  Hair Therapy;  Quick Styling  Gel-Regular Hold;
                    Quick Styling Gel-Super Hold; Ultra Cholesterol Super Strengthening/Conditioning
                    Treatment; 24-hr. Therapy Moisture &Shine Replenisher; Ultra Strengthener Herbal
                    & Vitamin Hair Therapy;  Restorer Super Strengthening Hot Oil; Healthy Shine Oil
                    Sheen Spray; Color Care Shampoo;  Color Care Conditioner
                    HAIR COLOR:  Permanent: Jet Black; Natural Black; Brown Sable; Rich Auburn;  Sunset Auburn;  Autumn Red;
                    Light Brown;  Honey Blonde;  Golden Bronze;  Chestnut  Blonde;  Spicy  Cinnamon;
                    Midnight  Blue;   Black  Ruby;   Light  Golden  Blonde;   Deep  Copper
                    REVIVING COLORS HAIRCOLOR:  Semi-Permanent:  Radiant  Black;  Ebone Brown;  Spiced Auburn;
                    Passion Plum;  Natural Black;  Brown Cinnamon

Excelle             RELAXERS:  Cream Relaxer,
                    Regular Strength; Cream Relaxer Plus, Super Strength
                    HAIR CARE MAINTENANCE PRODUCTS: Silky Sensation Shampoo; 5-Minute Reconstructer;
                    Leave-In Conditioning Mist

Beautiful Beginnings
                    RELAXERS: Children's Relaxer
                    HAIR CARE MAINTENANCE PRODUCTS: Conditioning Shampoo Plus Detangler; Leave-In
                    Conditioner Plus Detangler; Natural Oil Moisturizer
                    Plus Detangler; Scalp Conditioner and Hair Dress

Dark & Natural      TEXTURIZERS: Texture Enhancer, Regular
                    Strength; Texture Enhancer, Extra Strength; Texture Enhancer for Short Hair
                    and Fades
                    HAIR CARE MAINTENANCE PRODUCTS: Moisturizing Shampoo; Dry Hair &Scalp
                    Moisturizer Conditioner; Wave Lotion; Wave & Style Gel
                    HAIR COLOR: Jet Black; Natural Black; Darkest Brown
                    MOUSTACHE &BEARD COLOR; Jet Black, Natural Black

Magic               SHAVING PRODUCTS: Shaving Powders: Gold,
                    Platinum, Blue and Red; Cream Shave: Regular & Mild and Pre-shave/After-shave lotion


Marketing and Promotions

      The Company believes that understanding the consumer, meeting her or his needs and delivering on product promises are critical in maintaining the Company's competitive position. The Company spent an average of approximately 1% of net sales for each of the last two fiscal years on market research, such as in-home consumer product placements for new products, tracking studies, concept testing, package testing and advertising testing aimed at improving its understanding of and effectively targeting its consumer. The Company also maintains a toll-free telephone number to answer consumer questions and to gather consumer feedback used to focus the Company's marketing programs.

     Over 15% of net sales in 1996 was allocated to advertising and consumer promotions. The Company believes that is the leading advertiser in the ethnic hair care market, with most of its emphasis on television and print. The Company regularly advertises in magazines aimed at consumers of African descent, such as Essence, Ebony, Black Enterprise and Jet, and in targeted spot advertising on television and cable channels such as Black Entertainment Television (BET) and engages in promotional activities and in-store displays to introduce new products or attract new consumers. The Company also uses its kit packaging format to conduct sampling programs for new products.

      In January 1996, the Company's advertising account was awarded to Don Coleman & Associates, Inc., considered by the Company to be in the forefront of ethnic advertising. The previous agency had been in place for over 20 years. A new campaign for the Company's flagship brand, Dark & Lovely, including television, print, and radio advertising was launched in late autumn of 1996.

      The Company is actively involved in numerous public relations and community relationship events. In 1996, the Company was involved in the Olympics both in Savannah and Atlanta. In Atlanta, the Company was one of the sponsors of La Maison Olympique Africaine, The African Olympic House, providing the Company with an opportunity to highlight its presence in the global African business community. The Company's commitment to the African-American community is demonstrated through several support programs including sponsorship of the Black Family Reunion Program and a Safe Shelter Program for homeless women and children and the establishment of the Carson Scholarship Program at historically Black universities such as Dillard, Hampton and Fisk Universities. From October to December 1996, the Company, in conjunction with several leading
African-American women's organizations and the Celebrating Life Foundation, promoted awareness of breast cancer among African-American women. In addition, the Company has committed to donate $0.10 from the sale of every Dark & Lovely relaxer and hair color unit sold during that period, up to $150,000, to the Celebrating Life Foundation to help provide education on breast cancer and make screening available to African-American women unable to afford the examination.

Distribution and Sales

      The  Company's   customers  can  be  categorized   into  three   principal
distribution channels in the U.S. retail ethnic hair care market, as follows:

           Multi-warehouse Chains. Multi-warehouse chains are groups of stores operating under the same name that have a number of different distribution  points,  warehouses  or shipping  points.  Chains which carry the Company's products include mass merchandisers (e.g. Wal-Mart, K-Mart), drug chains (e.g., Walgreens, Revco, CVS, Rite Aid, Duane Reade), food chains (e.g., Winn Dixie, Kroger), and discount chains (e.g., Family Dollar, Dollar General). The chains generally are an important part of the Company's retail business because of their ability to draw ethnic customers from a large geographic area. The Company's multi-warehouse chain customers may purchase the Company's products directly from the Company, through an ethnic product distributor, or both.

           Beauty & Barber Supply Stores. The Beauty & Barber Supply Stores ("B&Bs") are dominated by the Sally's Beauty Supply retail chain (Alberto-Culver Company) and the National Beauty Supply Dealers Association (the "NBSDA"), a large group of independent family-controlled retail outlets. B&Bs that are members of the NBSDA are prevalent in the African-American community, typically in retail outlets in strip shopping malls. B&Bs generally have convenient locations, low everyday prices, and a wide selection of ethnic products relative to retail chains.

           Ethnic Product Distributors. Ethnic product distributors are wholesalers who either place products directly in stores or have a warehouse-to-warehouse relationship with the major chains. K-Mart is an example of a chain that has a warehouse-to-warehouse relationship in which K-Mart obtains the Company's products for certain of its stores through a major ethnic product distributor in Detroit. The overall importance of this class of trade has gained increasing significance in recent years.

The combination of multi-warehouse chains, B&Bs and ethnic product distributors accounted for approximately 87.0% of the Company's domestic net sales in 1996. The balance of the Company's net sales during this period were generated by general market distributors, regional chains and military exchanges and commissaries. No single Company customer accounted for more than approximately 8.6% of the Company's net sales in the nine months ended December 31, 1996.

      As the Company develops new stock keeping units (SKUs) for existing product lines, launches new products and enters new markets in the U.S. ethnic health and beauty aids sector, the Company believes that its strong, direct relationships with multi-warehouse chains, B&Bs and ethnic product distributors will play an increasingly valuable role in maintaining market share as well as gaining additional shelf space, promotional/advertising space and store merchandising coverage. The Company has been selected by one of its multi-warehouse chain customers to be the ethnic category manager for all ethnic health and beauty aids products carried by such customer. As ethnic category manager, the Company assists in the development of the customer's merchandising program for ethnic health and beauty aids products.

      The Company's strong relationships with its customers in the various distribution channels are enhanced by its direct sales force which totals over 30 and is comprised of two divisional managers, eight regional managers and between three and six sales merchandisers per region, covering the Northeast, Mid-Atlantic, Mideast and Midwest regions in the Northern Division and the Mid-South, Southeast, Southwest and Western regions in the Southern Division. The sales force in each region sells to all of the distribution channels doing business in its market.

      The Company has established distributor relationships in various countries in international markets. In South Africa, the Company focuses its direct sales efforts primarily on hair care salons which are serviced through regional distributors and specialty cash-and-carry wholesale outlets. Retail product distribution in South Africa is currently being expanded to include mass merchandisers and other large retail chains.

Research and Development and Quality Control

      The Company believes that the strength of its competitive position in the ethnic hair care industry is attributable, in part, to its heritage of technological innovation and its focused R&D effort. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for African-American hair (1972), the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers, which eliminates problems associated with mixing no-lye relaxer products to obtain the correct strength. The Company believes that its R&D department, led by two industry experienced chemists with Ph.D.s and including nine other researchers and technicians, represents the largest R&D effort focused on the ethnic hair care market. In 1996, the Company's R&D department finalized the development of several product innovations, including the Fail Safe and DL2000 hair relaxer technologies, as well as a full line of hair care maintenance products.

     The R&D department pursues an aggressive product development schedule and intends to maintain its leadership in product innovations and technological improvements. In particular, the R&D department intends to: (i) facilitate the Company's entry into the U.S. professional salon market with a line of specially formulated products; (ii) expand the rapidly growing line of Dark & Natural products; (iii) develop new and innovative hair care maintenance products; (iv) strengthen the Company's hair color products; (v) and develop more effective, milder depilatories for both men and women. The R&D department's agenda also includes the continued review and evaluation of various packaging alternatives to ensure that the Company's products are delivered in safe, secure and cost-effective containers. The Company's R&D costs (principally for new products) for the years ended March 31, 1994, 1995 and 1996 was $0.4 million, $0.3 million and $0.4 million, respectively. For the nine months ended December 31, 1996, the Company's R&D costs were $0.3 million. The Company's estimated budget for R&D costs for 1997 is $0.6 million. These amounts do not include amounts spent on quality control, analytical chemistry, microbiology, package testing and consumer products testing.

      The R&D department also supervises the Quality Control staff of 13 who perform extensive safety and quality tests on the Company's products, including analytical chemistry, microbiology and package testing. The Company tests its new products with the aid of its four in-house cosmetology technicians at its on-site salon.

Manufacturing
      The Company uses a batching process in its manufacturing operations for virtually all of its products. The batching process begins with chemical ingredients being mixed in kettles in batch sizes ranging from 2,000 lbs. to 21,000 lbs. The kettles heat, cool, homogenize and blend each batch of materials according to standard operating procedures (SOPs). The SOPs for each product are established by the Company's R&D and Quality Control staff and are periodically reviewed and improved to ensure uniformity and batch-to-batch conformity with the manufacturing specifications for the product.

      The product is then transferred from the kettles into a holding tank or another type of storage device until it is pumped into a filling machine that volumetrically fills the liquid or cream into plastic jars, tubes, bottles or packets. Each container (i.e., jar, tube, bottle or packet) is coded to identify or track a specific batch. Hair care maintenance products are then packed in shipping boxes and sent to the finished goods warehouse ready for shipment to the Company's customers. Certain other products are filled, capped, labeled, coded and stored temporarily until they are assembled as components in the relaxer, texturizer or hair color kits.

      The Company emphasizes quality and adherence to Good Manufacturing Practices (according to FDA guidelines) throughout the production operation. Each batch of finished product is tested by Quality Control staff before it is packaged and shipped. The Company's quality control measures and standards include testing raw materials and packaging materials.

      The Company purchases raw materials, packaging, and components throughout the world and reviews the efficiency and quality of its purchasing contracts. Except as described below, the Company believes that alternate sources of supplies exist and does not anticipate any significant shortages of, or difficulty in obtaining, such supplies.

      Guanidine carbonate is an essential raw material used in the manufacturing of no-lye relaxer products and has been purchased by the Company for over 15 years from the one principal supplier to all manufacturers of no-lye relaxers, located in Austria. The Company maintains a stock of guanidine carbonate at its Savannah facility which would satisfy its requirements for approximately four to six months of future production. The Company believes that guanidine carbonate of comparable quality could be made available within this time period from other suppliers on comparable terms.

Competition

      The U.S. retail ethnic hair care market is competitive and highly fragmented with a number of market participants that focus specifically on this market. Six companies generated approximately 50% of industry sales in 1995 with the remainder being generated by a number of smaller companies, according to the Towne-Oller Report. Some of the larger companies, such as Soft Sheen, Luster Products and Pro-Line Corp., are privately-owned and compete only in the ethnic market, as does the Johnson Products subsidiary of IVAX, Inc., a New York Stock Exchange traded company. However, a few general market companies, such as
Revlon, Inc. and Alberto-Culver Company, also produce a limited line of specialized products for the ethnic consumer. In certain product categories, such as shampoos and hair color, competition also arises from general market manufacturers such as the Procter & Gamble Company and Bristol-Myers Squibb Company's Clairol division. Such general market companies are larger and have substantially greater financial and other resources than the Company. Internationally, the Company's competitors differ from market to market, and include Revlon, Soft Sheen and several regionally based foreign companies.

      The Company primarily competes on the basis of brand recognition, product quality, performance and price. Advertising, promotions, merchandising, packaging and the timing of new product introductions and line extensions also have a significant impact on buying decisions and the structure and quality of the sales force affect product reception, in-store position, display space and inventory levels in retail outlets.

Trademarks and Patents

      The Company owns all of the trademark rights used in connection with its principal brands both in the United States and in the other countries in which its products are principally sold. Significant trademarks include: Dark & Lovely, Dark & Lovely Excelle, Beautiful Beginnings, Dark & Natural and Magic. The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of its products; however, the loss of such proprietary rights would not have a material adverse effect on the business, results of operations or financial condition of the Company.

Consumer Laws, Government and Industry Regulations

      The Company is subject to the Food, Drug and Cosmetics Act, the Consumer Product Safety Act, the Federal Hazardous Substance Act and to the jurisdiction of the Consumer Product Safety Commission as well as product safety laws in foreign jurisdictions. Such regulations subject the Company to the possibility of requirements of repurchase or recall of products found to be defective and the possibility of fines or penalties. The Food and Drug Administration ("FDA") has promulgated certain regulations concerning product ingredients, product labeling and product claims. In addition, the FTC regulates product claims. The Company is subject to consumer laws in foreign countries where its products are sold, for example, bilingual packaging requirements (Canada) and new product registration requirements (Brazil). Existing and future FDA, FTC and foreign regulations could impact distribution and sales of certain of the Company's products.

      The Company operates under the FDA's Good Manufacturing Practices (GMP) guidelines and is regulated by the FDA, although its product formulas do not have to be approved in advance by the FDA. Coloring agents used in the Company's products may be either Food, Drug & Cosmetic (FD&C) or Drug & Cosmetic (D&C) classified. Additionally, as a member of the Cosmetics, Toiletries and Fragrances Association ("CTFA"), the Company agrees to adhere to Quality Assurance Guidelines as promulgated by CTFA. The Company believes that it is substantially in compliance with such guidelines and uses such guidelines as standards for its operational activities. The Company is also subject to various other Federal, state, local and foreign regulations. Federal, State and local regulations in the United States that are designed to protect customers or the environment have had an increasing influence on product claims, contents and packaging. The Company believes that it is in substantial compliance with such regulations.

Employees

      The Company is organized into seven departments--Marketing, R&D (including Quality Control), Sales, Operations (Production and Materials Management), Finance, Administration and Human Resources. As of December 31, 1996, the Company employed approximately 281 persons in Georgia, an additional 31 elsewhere in the United States and 90 internationally. In the United States, 214 were hourly personnel and 98 were salaried employees. The Company also utilizes temporary workers as needed, primarily in manufacturing. Approximately 90 such temporary workers were utilized on a daily basis by the Company during the nine months ended December 31, 1996. The Company is non-union and believes that its relationship with employees is good.

Environmental Matters

      The Company is subject to various Federal, state, local and foreign environmental requirements, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the cleanup of properties affected by hazardous substances. Certain environmental laws, such as the Comprehensive Environmental Response, Compensation, and Liability Act, as amended ("CERCLA"), impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances.

      The Company is not aware of any liabilities arising under environmental requirements, except as would not be expected to have a material adverse effect on the Company's business, results of operations or financial condition. However, some risk of environmental liability is inherent in the nature of the Company's current and former businesses and the Company might in the future incur material costs to meet current or more stringent compliance, cleanup or other obligations pursuant to environmental requirements.

      The Company has had difficulty meeting its permit levels for various parameters for its wastewater discharge to the City of Savannah's sewer system resulting in the issuance of notices of violation to the Company by the City of Savannah. In response, the Company installed pretreatment equipment, which has reduced the concentrations of many of the constituents of concern. However, the Company continues to experience difficulty meeting certain discharge limitations. If the Company cannot either improve the reliability of its present treatment system, or obtain modifications to its discharge limits from the sewer authorities, it may be required to install additional treatment equipment. The Company is working cooperatively with the City of Savannah to address this issue and has not been nor does it expect to be fined. However, there can be no guarantee that the Company will not incur future costs, including but not limited to, fines in connection with waste water compliance. The costs for installing additional treatment could be as much as $0.5 million. The Company does not currently expect the costs of environmental compliance to have a material adverse effect on its business, results of operations or financial condition.

Item 2. Properties

      The Company owns and occupies six buildings on a 11.6-acre tract in Savannah. The plant, warehouses and offices encompass approximately 225,000 sq. ft. on seven acres of the property, with the remaining 4.6 acres undeveloped. Four of the buildings are used primarily for warehousing and storage. The largest building (more than 120,000 sq. ft.) houses the manufacturing equipment for substantially all of the Company's products, shipping, quality control, the R&D laboratories, customer research and a professional hair salon which tests new products. The manufacturing and warehousing space has been expanded seven times since it was originally built in 1954. The Company is in the process of reconfiguring its production lines and expanding its physical space in order to increase the capacity of the Savannah facility. Following the planned capacity increase, the Company believes that the capacity in the Savannah facility will be adequate for its needs in the reasonably foreseeable future.

      The Company's  South African  subsidiary owns and occupies one building on
4.5 acres in Midrand, South Africa, 15 miles north of Johannesburg in a developing industrial park located on the major highway between Johannesburg and Pretoria. The property was previously occupied by Pfizer as a manufacturing facility and was easily converted to suit the Company's needs. The building encompasses approximately 40,000 sq. ft. and houses the manufacturing equipment for all products, shipping and receiving, raw material and finished goods storage, an R&D laboratory and executive office space. Ample acreage is available for expansion of the facility. The Company believes that capacity in the South African facility is adequate for its needs in the reasonably foreseeable future.

      In late 1996, the Company purchased a production facility in Ghana located near the Ghanaian Coca-Cola bottling plant which will enable the Company to better service the 200 million Black people located in the region. The plant is expected to be operational by June 1997. In Kenya, East Africa, the Company anticipates having a similar facility to the West African Ghanaian plant which should be operational by late 1997 or early 1998. Since East Africa has over 150 million Black people, the Company believes it has a similar opportunity for dramatic growth in this region.

Item 3.  Legal Proceedings

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business and believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

          Not applicable.

Executive Officers of the Registrant

--------------------------------------------------------------------------------
  Name                   Age       Position
--------------------------------------------------------------------------------
  Dr. LeRoy Keith        57        Chairman of the Board and Chief Executive
                                   Officer
--------------------------------------------------------------------------------
  Joyce M. Roche         49        President and Chief Operating Officer
 -------------------------------------------------------------------------------
  Dennis E. Smith        49        Executive Vice President, Sales
 -------------------------------------------------------------------------------
  Bill Bradley           48        Executive Vice President, Worldwide
                                   Operations
 -------------------------------------------------------------------------------
  Miriam Muley           42        Executive Vice President, Marketing
 -------------------------------------------------------------------------------
  Bradford N. Creswell   37        Executive Vice President, Finance and Chief
                                   Financial Officer
 -------------------------------------------------------------------------------

      Officers of the Company are elected annually by the Board of Directors.

      Dr. Keith became Chairman and Chief Executive Officer of Carson Products concurrent with the Acquisition in August 1995 and a Director of the Company upon its inception in May 1995, and served as Vice President until 1996. Dr. Keith became Chairman and Chief Executive Officer of the Company in August 1996. Dr. Keith has served as Chairman of the Board of Directors of AM Cosmetics since June 1996. He served on the Board of Directors of the Predecessor from June 1994 to August 1995. Prior to that, he served as President of Morehouse College from 1987 to 1994. Dr. Keith is a member of the Board of Directors of Keystone Investment Group, the Mutual Funds Board of Phoenix Home Life Insurance Company, One to One Partnership, Inc. and the National Committee for the Performing Arts of the John F. Kennedy Center.

      Ms. Roche became President and Chief Operating Officer of Carson Products in July 1996 and President, Chief Operating Officer and Director of the Company in August 1996. Prior to July 1996, she held the position of Executive Vice President of Global Marketing and Director since joining Carson Products in August 1995. Before joining Carson Products, Ms. Roche was employed by Avon, Inc. for 19 years where she held the titles of Senior Vice President of Marketing from 1991 to 1993 and Vice President of Global Marketing from 1993 to 1994.

     Mr. Smith became Executive Vice President of Sales of Carson Products concurrent with the Acquisition in August 1995 and of the Company in August 1996. Mr. Smith became a Director of Carson Products in December 1995. Prior to August 1995, he held the position of Vice President of Sales of Carson Products from 1990 to 1995.

      Ms. Muley became Executive Vice President of Marketing of Carson Products in July 1996 and of the Company in August 1996. Prior to July 1996, she held the position of Vice President, Marketing since joining Carson Products in April 1996. She was previously employed by Avon from 1992 to 1996 as General Manager, African-American Business Unit and by Bristol-Myers Squibb's Clairol division as Product Manager from 1990 to 1992.

      Mr. Creswell became Executive Vice President of Finance and Chief Financial Officer of Carson Products concurrent with the Acquisition in August 1995 and of the Company in August 1996. He also served as President of Northwest Capital, Inc. since 1992. Prior to that time, he was employed as Vice President, Investment Banking with Bankers Trust Company from 1987 to 1992.

                                   PART II

Item 5. Market for the  Registrant's  Common  Stock and Related  Shareholder
Matters

      The high and low sales prices for the Company's common stock as reported by the New York Stock Exchange since the time of the Company's initial public offering through December 31, 1996 are as follows:

            High                    16 5/8
            Low                     13 3/4

     At February 28, 1996, there were approximately 1,252 holers of record of the Company's common stock. Since the Acquisition, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the forseeable future. The Company anticipates that for the forseeable future, earnings will be reinvested in the business to finance its growth and development. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). The Company entered into a new bank credit facility which restricts the ability of the Company or any subsidiary of the Company from paying cash dividends other than dividends or distributions payable in shares of capital stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board.

Item 6.  Selected Financial Data

      This information is set forth on page 1 of Exhibit 13 under the caption "Selected Historical Consolidated Financial Data."


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This information is set forth on pages 2-7 of Exhibit 13 to this report and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     This information is set forth on pages 8-24 of Exhibit 13 to this report and is incorporated herein by reference.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Proposal Number 1 - Election of Directors" on pages 8-10 of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders. Reference is also made to Item 4(A), Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.
      Section 16(a) of the Exchange act requires the directors, executive officers and persons who own beneficially more than 10% of certain equity securites of the Company to file reports of ownership with the Commission. Copies of all such reports are required to be furnished to the Company. Based on the reports received by the Company (and on written representations from the reporting persons), the Company believes that each of the Company's directors, officers and 10% beneficial owners of its Class A Common Stock failed to file on a timely basis the required Form 3 at the time the Company's registration statement for its initial public offering was declared effective by the Commission. In addition, the following insider filings were delinquent: Lawrence Bathgate, Form 4 and 5 with respect to one transaction not filed on a timely basis; Bradford N. Creswell, Form 4 with respect to one transaction not filed on a timely basis; Arthur P. Gnann, III, Form 4 with respect to one transaction not filed on a timely basis; James L. Hudson, Form 4 with respect to one transaction not filed on a timely basis; Joyce M. Roche, Form 4 with respect to one transaction not filed on a timely basis; Vincent A. Wasik, Form 4 with respect to one transaction not filed on a timely basis.

Item 11.  Executive Compensation

      This information is incorporated herein by reference to "Compensation and Other Transactions with Executive Officers and Directors - Executive Officer Compensation" on pages 15-20 of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" on pages 2-4 and 13, respectively, of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

     This   information  is   incorporated   herein  by  reference  to  "Certain
Relationships and Related Transactions" on pages 5-7 of the Proxy Statement to be filed for its 1997 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are incorporated by reference herein:

      1.    Financial Statements


     Exhibit 13, a copy of which is filed with this Form 10-K, contains the Balance Sheet as of December 31, 1996 and March 31, 1996, the related statements of operations, shareholders' investment and cash flows for the following periods: Company April 1, 1996 through December 31, 1996, Unaudited Company August 23, 1995 to December 31, 1995, Predecessor April 1, 1995 to August 22, 1995, Company August 23, 1995 to March 31, 1996 and Predecessor year ended March 31, 1995 and the related reports of Deloitte Touche LLP and Price Waterhouse LLP. The financial statements and the reports of Deloitte Touche LLP and Price Waterhouse LLP are incorporated herein by reference. The financial statements included herein include the following:

                         Balance  Sheets --  December  31,  1996 and March 31,
                 1996

                         Statements  of Operations  for the  following  periods:
                 April 1, 1996 to December 31, 1996; August 23, 1995 to December 31, 1995 (unaudited); April 1, 1995 to August 22, 1995; August 23, 1995 to March 31, 1996; and April 1, 1994 to March 31, 1995

                         Statement  of  Shareholders'  Equity for the  following
                 periods: April 1, 1996 to December 31, 1996; August 23, 1995 to March 31, 1996; April 1, 1995 to August 22, 1995; and April 1, 1994 to March 31, 1995

                         Statements  of Cash  Flows for the  following  periods:
                 April 1, 1996 to December 31, 1996; August 23, 1995 to December 31, 1995 (unaudited); April 1, 1995 to August 22, 1995; August 23, 1995 to March 31, 1996; and April 1, 1994 to March 31, 1995

      2.  Financial Statement Schedule

                         Schedule II -- Valuation  and  Qualifying  Accounts for
                 the following periods: Nine months ended December 31, 1996, August 23, 1995 to March 31, 1996, April 1, 1995 to August 22, 1995 and April 1, 1994 to March 31, 1995.


      3.  Exhibits incorporated by reference or filed with this report

--------------------------------------------------------------------------------
Number            Description
--------------------------------------------------------------------------------
*3.1 ...........  Amended and Restated Articles of Incorporation
--------------------------------------------------------------------------------
*3.2 ...........  By-laws of Registrant
--------------------------------------------------------------------------------
*4 .............  Form of Commnon Stock Certificate
--------------------------------------------------------------------------------
*9 .............  Voting Trust Agreement
--------------------------------------------------------------------------------
*10.1 ..........  Employment Agreement dated as of August 23, 1995, as amended as of July 31, 1996, between Carson Products Company and Dr. Leroy Keith
--------------------------------------------------------------------------------
*10.2 ..........  Employment Agreement dated as of July 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Joyce
                    M. Roche
--------------------------------------------------------------------------------
*10.3 ..........  Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Dennis
                    E. Smith
--------------------------------------------------------------------------------
*10.4 ..........  Employment Agreement dated as of April 1, 1996, as amended as of July 31, 1996, between Carson Products Company and Sharon
                    A. Davis
--------------------------------------------------------------------------------
*10.5 ..........  Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and John
                    P. Brown, Jr.
--------------------------------------------------------------------------------
*10.6 ..........  Employment Agreement dated as of June 22, 1995, as amended as of July 31, 1996, between Carson Products Company and Dr. Donald Cowser
--------------------------------------------------------------------------------
*10.7 ..........  Employment Agreement dated as of September 1, 1995, as amended as of July 31, 1996, between Carson Products Company and Arthur P. Gnann III
--------------------------------------------------------------------------------
*10.8 ..........  Employment Agreement dated as of September 1, 1995, as amended as of July 31,  1996,  between  Carson  Products  Company  and
                  Allena Lee-Brown
--------------------------------------------------------------------------------
*10.9 ..........  Employment Agreement dated as of March 11, 1996, as amended as of July 31, 1996,  between Carson Products  Company and Miriam
                  Muley
--------------------------------------------------------------------------------
*10.10 .........  Management Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Captial Group L.L.C.
--------------------------------------------------------------------------------
*10.11 .........  Management  Agreement  dated  as of June  26,  1996  between
                    Carson Products Company and AM Cosmetics, Inc.
--------------------------------------------------------------------------------
*10.12 .........  Subscription  Agreement  dated  as of June  26,  1996  between
                  Carson Products Company and Morningside AM Acquisition Corp.
--------------------------------------------------------------------------------
*10.13 .........  Carson, Inc. 1996 Long-term Incentive Plan
--------------------------------------------------------------------------------
*10.14 .........  Carson, Inc. 1996 Non-Employee Directors Equity Incentive
                    Program
--------------------------------------------------------------------------------
*10.15 .........  Subscription Agreement dated as of August 23, 1995 by and among the Registrant and Investors set forth in Schedule I
--------------------------------------------------------------------------------
*10.16 .........  Subscription Agreement dated as of August 23, 1995 by and among the Registrant and DNL Partners,Limited Partnership
--------------------------------------------------------------------------------
*10.17 .........  Subscription  Agreement  dated as of  August  23,  1995 by and among the Registrant, Indosuez Carson Partners and Indosuez CM
                  II, Inc.
--------------------------------------------------------------------------------
*10.18 .........  Subscription Agreement dated as of August 15, 1996 by and among the Registrant and the indivudials (outside directors) named therein
--------------------------------------------------------------------------------
*10.19 .........  Subscription Agreement dated as of August 15, 1995 by and among the Registrant and the individuals (members of
                    senior management) named  therein
--------------------------------------------------------------------------------
*10.20 .........  Licensing Agreement dated April 7, 1994, as amended May 14,
                    1996, between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
--------------------------------------------------------------------------------
*10.21 .........  Distribution Agreement dated May 14, 1996 between Carson
                    Products Company and Carson Products Company S.A. (Proprietary) Limited
--------------------------------------------------------------------------------
*10.22 .........  Promissory note between Joyce Roche and the Registrant
--------------------------------------------------------------------------------
*10.23 .........  Promissory note between John P. Brown and the Registrant
--------------------------------------------------------------------------------
*10.24 .........  Promissory note between Dennis Smith and the Registrant
--------------------------------------------------------------------------------
*10.25 .........  Promissory note between Donald Cowsar and the Registrant
--------------------------------------------------------------------------------
*10.26 .........  Promissory note between Arthur P. Gnann, III and the
                    Registrant
--------------------------------------------------------------------------------
*10.27 .........  Promissory note between Sharon A. Davis and the Registrant
--------------------------------------------------------------------------------
*10.28 .........  Pledge agreement dated August 13, 1996 between Arthur P.
                    Gnann, III and the Registrant
--------------------------------------------------------------------------------
*10.29 ......... Pledge agreement dated August 13, 1996 between Sharon A. Davis and the Registrant
--------------------------------------------------------------------------------
*10.30 ......... Pledge agreement dated August 13, 1996 between Dr. Donald
                    Cowser and the Registrant
--------------------------------------------------------------------------------
*10.31 ......... Pledge agreement dated August 13, 1996 between John P. Brown and the Registrant
--------------------------------------------------------------------------------
*10.32 .........  Pledge agreement dated August 13, 1996 between Miriam Muley and the Registrant
--------------------------------------------------------------------------------
*10.33 .........  Pledge agreement dated August 13, 1996 between Joyce Roche and the Registrant
--------------------------------------------------------------------------------
*10.34 .........  Pledge agreement dated August 13, 1996 between Dennis Smith and the Registrant
--------------------------------------------------------------------------------
10.35 ..........  New Senior Bank Facility (including exhibits) dated as of
                    October 18, 1996

--------------------------------------------------------------------------------
13 ..............  Annual Report to Shareholders for the nine months ended
                    December 31, 1996
--------------------------------------------------------------------------------
*16 .............  Letter regarding Change in Certifying Accountant from Price
                    Waterhouse LLP
--------------------------------------------------------------------------------
*21 .............  Subsidiaries of the Registrant
--------------------------------------------------------------------------------
23 ..............  Consent of Deloitee Touche LLP
--------------------------------------------------------------------------------
23.1 ............  Consent of Price Waterhouse LLP
--------------------------------------------------------------------------------
27 ..............  Financial Data Schedule
--------------------------------------------------------------------------------

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 1996 [File No. 333-10191] and the amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARSON, INC.

Date: March 26, 1997                      By: /s/  Dr. Leroy Keith
                                          Dr. LeRoy Keith
                                          Chairman,  Chief  Executive  Officer
                                          and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.


Date: March 26, 1997                      By: /s/ Dr. Leroy Keith
                                          Dr. LeRoy Keith
                                          Chairman,  Chief  Executive  Officer
                                          and Director

Date: March 26, 1997                      By: /s/ Joyce M. Roche
                                          Joyce M. Roche
                                          President   and   Chief    Operating
                                          Officer and Director

Date: March 26, 1997                      By: /s/ Dennis E. Smith
                                          Dennis E. Smith
                                          Executive Vice President,  Sales and
                                          Director

Date: March 26, 1997                      By: /s/ Lawrence E. Bathgate, II
                                          Lawrence E. Bathgate, II
                                          Director

Date: March 26, 1997                      By: Abbey J. Butler
                                          Abbey J. Butler
                                          Director

Date: March 26, 1997                      By: /s/  Suzanne de Passe
                                          Suzanne de Passe
                                          Director

Date: March 26, 1997                      By: /s/ Melvyn J. Estrin
                                          Melvin J. Estrin
                                          Director

Date: March 26, 1997                      By: /s/ James L. Hudson
                                          James L. Hudson
                                          Director


Date: March 26, 1997                      By: /s/ Jack Kemp
                                          Jack Kemp
                                          Director

Date: March 26, 1997                      By: /s/ John L. Sabre
                                          John L. Sabre
                                          Director

Date: March 26, 1997                      By: /s/ Vincent A. Wasik
                                          Vincent A. Wasik
                                          Director

Date: March 26, 1997                      By: /s/ Bradford N. Creswell
                                          Bradforn N. Creswell
                                          Chief Financial Officer

Carson, Inc.
Valuation and Qualifying Accounts
For the Nine Months Ended December 31, 1996

(in thousands)

                                                                                                  Schedule II

                                                                            ----------Twelve months---------
                                                          Predecessor      Predecessor         Company               Company
                                                                             Period            Period                  Nine
                                                              Year             From              From                 Months
                                                             Ended       April 1, 1995 to  August 23, 1995 to         Ended
                                                         March 31, 1995  August 22, 1995    March 31, 1996       December 31, 1996
Allowance for doubtful accounts:

  Balance, beginning of period                              $206             $242              $358                  $531
  Addition - provisions charged to income                    629              158               329                   112
  Deduction - accounts written off as uncollectible         (593)             (42)             (156)                  (29)
  Balance, end of period                                    $242             $358              $531                  $614
