Form 10-Q
period 1997-03-31
CARSON INC
filed 1997-05-15
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                  For the quarterly period ended March 31, 1997

                                              or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

         For the transition period from _______ to _______

                  Commission file number 1-12271



                           CARSON, INC.



      (Exact name of registrant as specified in its charter)


               DELAWARE                                   06-1428605
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
            or organization)                              Number)


                            64 Ross Road, Savannah Industrial Park
                                   Savannah, Georgia 31405
                (Address, including zip code, of principal executive offices)



              Registrant's telephone number, including area code:(912) 651-3400




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


     At May 1, 1997, 4,996,568 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                         CARSON, INC.

                                            INDEX

Part I. Financial Information                                             Page

        Item 1.

        Condensed Consolidated Balance Sheets
        March 31, 1997 and December 31, 1996...............................  3

        Condensed Consolidated Statements of Operations
        Three Months Ended March 31, 1997 and 1996.........................  4

        Condensed Consolidated Statements of Cash Flow
        Three Months Ended March 31, 1997 and 1996......................... 5

        Notes to Condensed Consolidated Financial Statements............... 6-7

        Item 2.

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations.......................................... 8-11


Part II.  Other Information ..............................................  12

Signatures................................................................. 13



                                                CARSON, INC.
                                    CONDENSED CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 1997 AND DECEMBER 31, 1996
                                               (In thousands)


                             ASSETS
                                                                          March 31, 1997     December 31, 1996
                                                                           (Unaudited)
CURRENT ASSETS:..................................................

   Cash and cash equivalents.....................................         $ 3,141            $ 4,191
   Accounts receivable (less allowance for doubtful accounts of
     $630 and $614 at March 31, 1997 and December 31, 1996,
     respectively).....                                                    15,159             15,117
   Inventories...................................................          15,434             10,749
   Other current assets..........................................             697              1,346
                                                                         --------           --------
      Total current assets.......................................          34,431             31,403

PROPERTY, PLANT AND EQUIPMENT - Net of accumulated depreciation..          16,067             15,089

INVESTMENT IN AM COSMETICS.......................................           3,283              3,187

GOODWILL.........................................................          45,513             45,801

OTHER............................................................           3,401              2,151
                                                                       ----------           --------
                                                                         $102,695            $97,631
                                                                         ========            =======

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable..............................................         $ 6,613            $ 7,065
   Accrued expenses..............................................           3,498              5,784
   Income taxes payable..........................................             869              --
   Current maturities of long-term debt..........................           2,600              2,600
                                                                         --------           --------
      Total current liabilities..................................          13,580             15,449

LONG-TERM DEBT...................................................          28,964             24,501

MINORITY INTEREST IN SUBSIDIARY..................................           2,060              1,664

DEFERRED INCOME TAXES AND OTHER LIABILITIES......................           1,735              1,700

STOCKHOLDERS' EQUITY:
   Preferred stock...............................................               -                  -
   Common stock..................................................             150                150
   Paid-in capital...............................................          62,901             62,418
   Accumulated deficit...........................................         (4,895)            (5.577)
   Notes receivable from employee shareholders, net of  discount.         (1,386)            (1,365)
   Foreign currency translation adjustment.......................           (414)            (1,309)
                                                                        ---------         ----------
      Total stockholders' equity.................................         56,356              54,317
                                                                        ---------         ----------
                                                                         $102,695            $97,631
                                                                         ========            =======



     See notes to condensed consolidated financial statements.

                                                     3

                                  CARSON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                     (In thousands, except per share data)

                                                   Three Months Ended March 31,
                                                     1997                 1996
                                                   --------          ---------

NET SALES....................................       $17,932            $17,792

COST OF GOODS SOLD...........................         7,880              7,806
                                                   --------           --------
   Gross profit..............................        10,052              9,986
                                                 ----------           --------

EXPENSES:
   Selling...................................         5,724              3,452
   General and administrative................         2,729              3,141
                                                      -----              -----
      .......................................         8,453              6,593
                                                   --------           --------

OPERATING INCOME.............................         1,599              3,393

INTEREST EXPENSE.............................          (604)            (1,847)
OTHER INCOME (EXPENSE).......................           223                147
                                                        ---                ---

INCOME BEFORE INCOME TAXES...................         1,218              1,693

PROVISION FOR INCOME TAXES...................           536                825
                                                  ---------           --------

NET INCOME...................................       $   682            $   868
                                                    =======           ========

NET INCOME PER SHARE.........................       $  0.05            $  0.07
                                                   ========           ========


WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING........................        14,984             11,871
                                                  =========            =======





     See notes to condensed consolidated financial statements.

                                 CARSON, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                (In thousands)



                                                  Three Months Ended March 31,
                                                        1997          1996
                                                  ----------     ---------
OPERATING ACTIVITIES:
   Net income...................................  $   682     $      868
                                                   ------       --------
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization.............      544            555
      Bad debt provision........................      112            109
      Foreign currency translation adjustment...      895             59
      Provision for deferred income taxes.......     (935)           409
      Other, net................................       46            321
      Change in operating assets and liabilities, net
              of acquisitions:
         Accounts receivable....................     (154)        (1,928)
         Inventories............................   (4,685)            (7)
         Other current assets...................    1,021         (1,002)
         Accounts payable.......................     (518)           955
         Income taxes payable ..................      869             --
         Accrued expenses.......................   (2,286)          (571)
                                                   -------          -----
           Total adjustments....................   (5,091)        (1,100)
                                                  -------        -------
           Net cash used in operating activities   (4,409)          (232)
                                                  -------          -----

INVESTING ACTIVITIES:
   Purchase of property, plant, and equipment...  (1,188)          (861)
   Acquisition of business, net of cash acquired     107              --
                                                  -------     ----------
         Net cash used in investing activities..  (1,081)           (861)
                                                 --------      ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of long-tem debt......    5,113          2,156
   Principal payment on long-term debt..........     (650)            --
   Other, net...................................      (23)           112
                                                ---------       --------
      Net cash provided by financing activities.    4,440          2,268
                                                  -------        -------

NET CHANGE IN CASH AND CASH EQUIVALENTS.........   (1,050)         1,175
CASH AND CASH EQUIVALENTS - Beginning of period     4,191            378
                                                   ------   ------------
CASH AND CASH EQUIVALENTS - End of period.......  $ 3,141      $   1,553
                                                  =======      =========

                              See notes to consolidated financial statements.

                          CARSON, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

   The accompanying condensed consolidated interim financial statements of Carson, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Company's 1996 Transition Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2. Inventories

   Inventories are summarized as follows (in thousands):
                                    March 31, 1997    December  31, 1997
                                   --------------    ------------------
        Raw materials......................9,565            7,017
        Work-in-process....................1,730            1,236
        Finished goods.....................4,139            2,496
                                          ------          --------
                                         $10,749           $15,434
                                          =======          =======
3.   Acquisitions

        Effective February 1, 1997, the Company's South African subsidiary, Carson Holdings Ltd., acquired the assets of Nu-Me in a transaction involving the issuance of 500,000 shares of Carson Holdings Ltd. stock in a transaction valued at approximately $767,000. In addition, Carson Holdings Ltd acquired the assets of Restore Plus in a cash transaction for $111,700. These acquisitions are accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a Chesebrough-Pond's USA Co. in order to acquire the rights to manufacture and market Cutex in the United States. Cutex is the leading brand of nail polish remover and is also a line of nail enamels. The purchase price approximated $41.0 million with funds provided by additional long-term debt, and the transaction was completed on April 30, 1997. Total revenues of Chesebrough-Pond's USA - Cutex approximated $16.7 million for the most recent 12 month period. This acquisition will be accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Repurchase Agreement with Jean Philippe Fragrances, Inc. In connection with the termination of the license agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. by Carson as successor in interest to Conopco, Inc., Carson acquired certain assets of Jean Philippe Fragrances, Inc. used in the packaging, distributing and selling of nail enamel and nail care treatment products, nail care implements and lipstick under the trademark Cutex in the United States and Puerto Rico on April 30, 1997. Immediately upon execution of the Jean Philippe Repurchase agreement on April 30, 1997, the license agreement with Jean Philippe Frangrances, Inc. was terminated.

     During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million cash with $4.9 million of funds provided by additional long-term debt. The remaining $0.7 million of the purchase price has been withheld contingent upon certain performance by New Image Laboratories, Inc. This acquisition will be accounted for under the purchase method of accounting.

4.  New Accounting Pronouncement

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company currently has a simple capital structure and therefore expects no material effect from the adoption of SFAS No. 128.

5.  Credit Facility

        On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement with Banque Indosuez, New York Branch, as agent, and the lenders named therein. The Amended and Restated Credit Agreement replaced the Company's existing $40 million senior credit facility with a $100 million senior credity facility consisting of $25 million in Term A loans maturing in April 2002, $50 million in Term B loans maturing in April 2004 and $25 million in revolving loan commitments maturing in April 2002. The proceeds of the new term loans were used to finance the Cutex acquisition.

          Management's Discussion and Analysis of
       Results of Operations and Financial Condition

OVERVIEW

Forward Looking Statements

     This report on Form 10-Q as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to expand its international operations in Africa, Brazil, and the Caribbean, (iii) the Company's plans to enter the ethnic cosmetics product category, (iv) the Company's plans to enter the U.S. professional salon market for ethnic hair care products, (v) the Company's plans to make selective acquisitions, and (vi) the Company's marketing, distribution and manufacturing expansion plans. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing and the Company's prospectus dated October 14, 1996), such risks, uncertainties and factors include, but are not limited to, (a) foreign business risks, (b) industry cyclicality, (c) fluctuations in customer demand and order pattern, (d) the seasonal nature of the business, (e) changes in pricing, (f) the identification of suitable acquisition candidates, (g) changes in the implementation of the Company's acquisition plans, and the availablility of financing (h) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (i) changes in consumer preferences, including reduced consumer demand for the Company's current products, (j) the nature and extent of future competition in the Company's principal marketing areas, and (k) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business and
(i) general economic conditions.

General
        The Company is a leading manufacturer and marketer in the U.S. retail ethnic hair care market for African-Americans. The Company currently sells over 70 different products in the United States and in over 60 other countries under five principal brand names. In the three months ended March 31, 1997, approximately 34.7% of the Company's net sales were derived from sales within these other countries. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximately 50% of the Company's net sales in 1996), hair color, shaving products and hair care maintenance products.

     In July 1996, the Company's South African subsidiary, Carson Holdings, Ltd. ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock

Exchange. As a result of the issuance of these shares, the Company has reflected in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge reflected in this line item equals Carson South Africa's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not indirectly owned by the Company. In conjunction with the South African initial public offering, the Company's U.S. subsidiary, Carson Products entered into an amendment to its license agreement with Carson Products Proprietary Limited ("Carson Products, S.A."), a South African registered company wholly owned by Carson South Africa, which provides that commencing on April 1, 1998, Carson Products S.A. will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

        With the exception of sales by Carson Products S.A. to South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary incurs all of its costs in Rand. Assets and liabilities of the Company's South African operations are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.

        In June 1996, Carson made an investment of $3.0 million in Morningside AM Acquisition Corp., the parent of AM Cosmetics, Inc. ("AM Cosmetics") a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company's consolidated statements of operations for periods subsequent to June 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, Carson entered into a management agreement and will enter into certain related sales agreements and manufacturing agreements with AM Cosmetics.

Results of Operations

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net Sales. Net sales for the first three months ended of 1997 of $17.9 million were essentially flat compared to the same three months ended in 1996 primarily due to two key factors. First, although international net sales for the Company continued to show substantial growth in the first three months of 1997, net sales in the domestic ethnic hair care market declined. According to Information Resources Inc. data, industry-wide sales in the domestic market for ethnic hair care declined approximately 5.0% in the three months ended March 31, 1997 compared to the same three months of 1996. Second, the Company experienced abnormally strong domestic net sales for the three months ended December 31, 1996 which resulted in lower sales for the first three months of 1997. Carson South Africa continued to demonstrate strong results with an increase in net sales of 70.0% to $2.6 million in the three months ended March 31, 1997 from $1.5 million in the three months ended March 31, 1996.

     Gross Profit. Gross profit increased slightly to $10.1 million in the three months ended ended March 31,
                                              9

1997 from $10.0 million in the three months ended ended March 31, 1996. Gross profit margin remained level at 56.1% for both the three month periods ended March 31, 1997 and 1996.

Selling Expenses. Selling expenses increased to $5.7 million in the three months ended March 31, 1997 from $3.5 million in the three months ended March 31, 1996, an increase of 65.8%. As a percentage of net sales, selling expenses increased to 31.9% from 19.4% during this period primarily as a result of extensive advertising related to the launch of the Dark & Lovely 25th Anniversary campaign and the fact that the Company was in the process of changing advertising agencies early in 1996, and had ceased most advertising during this period while awaiting new creative material.

General and Administrative Expenses. General and administrative expenses decreased to $2.7 million in the three months ended March 31, 1997 from $3.1 million in the three months ended March 31, 1996, a decrease of 13.1%. As a percentage of net sales, general and administrative expenses decreased to 15.2% from 17.7% during this period. The decrease in general and administrative expenses as a percentage of net sales was primarily a result of lower incentive compensation expense.

Operating Income and EBITDA. As a result of the above changes, operating income decreased to $1.6 million in the three months ended March 31, 1997 from $3.4 million in the three months ended March 31, 1996. EBITDA decreased to $2.2 million from $4.1 million during this period. EBITDA is calculated by adding earnings before interest, income taxes, depreciation and amortization expense.

Interest Expense. Interest expense decreased to $0.6 million in the three months ended March 31, 1997 from $1.8 million in the three months ended March 31, 1996. The decreased interest expense is a result of the use of the proceeds from the Company's initial public offering to retire certain debt.

Other Income; Investment Income. Other income increased primarily as a result of the management contract entered into in June 1996 with AM Cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid-in-kind dividend on its $3.0 million preferred stock investment and a $0.5 million annual management fee. Other income and investment income includes the effects of these transactions in the three months ended March 31, 1997.

Provision  for Taxes.   The provision  for taxes  decreased to  $0.5 million in
the three months ended March 31, 1997 from $0.8 million for the three months ended March 31, 1996. The effective tax rate was 44.0% for the three months ended March 31, 1997 compared to 48.7% for the three months ended March 31, 1996.

Liquidity and Capital Resources

    The Company completed the offering (the "Offering") of 4,818,500 shares of Class A common stock on the New York Stock Exchange on October 18, 1996 at a price of $14 per share. Of these shares 3,113,000 were sold by the Company with the balance sold by selling stockholders, none of which included any members of management or the principal investors. The Company used the net proceeds of the Offering to repay certain indebtedness.

     In conjunction with the Offering, the Company refinanced the remaining portion of its senior bank credit facility with borrowings under a new senior bank facility pursuant to a credit agreement dated as of October 18, 1996, which included (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and
(iii) a $15.0 million revolving credit facility. The term loan A and revolving credit facility bore interest at the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and had a final maturity of six years. The term loan B bore interest at the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and had a final maturity of seven years.

     On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement with Banque Indosuez, New York Branch, as agent, and the lenders named therein. The Amended and Restated Credit
                                              10

Agreement replaced the Company's existing $40 million senior credit facility with a $100 million senior credity facility consisting of $25 million in Term A loans, $50 million in Term B loans and $25 million in revolving loan commitments. The proceeds of the new term loans were used to finance the Cutex acquisition. The term loan A and revolving credit facility bear interest at the lower of the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and have a final maturity date of April 2002. The term loan B bears interest at the lower of the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and has a final maturity date of April 2004. Each such interest rate is subject to adjustment based on the Company's performance.

    In the three months ended March 31, 1997, net cash flow used in operations was $4.4 million largely as a result of net income of $0.7 million, $4.7 million increase in inventory, $0.5 million decrease in accounts payable and $2.3 million decrease in accrued expenses.

    Net cash used in investing activities for the three months ended March 31, 1997 totaled $1.1 million which consisted primarily of capital expenditures necessary to maintain the Company's facilities in modern condition.

    Net cash provided from financing activities for the three months ended March 31, 1997 totaled $4.4 million. This included $5.1 million of additional borrowings offset in part by principal payments of $0.7 million and other uses.

     Effective February 1, 1997, the Company's South African subsidiary, Carson Holdings Ltd., acquired the assets of Nu-Me in a transaction involving the issuance of 500,000 shares of Carson Holdings Ltd. stock in a transaction valued at approximately $767,000. In addition, Carson Holdings Ltd acquired the assets of Restore Plus in a cash transaction for $111,700. These acquisitions are accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a Chesebrough-Pond's USA Co. in order to acquire the rights to manufacture and market Cutex in the United States. Cutex is the leading brand of nail polish remover and is also a line of nail enamels. The purchase price approximated $41.0 million with funds provided by additional long-term debt, and the transaction was completed on April 30, 1997. Total revenues of Chesebrough-Pond's USA - Cutex approximated $16.7 million for the most recent 12 month period. This acquisition will be accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Repurchase Agreement with Jean Philippe Fragrances, Inc. In connection with the termination of the license agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. by Carson as successor in interest to Conopco, Inc., Carson acquired certain assets of Jean Philippe Fragrances, Inc. used in the packaging, distributing and selling of nail enamel and nail care treatment products, nail care implements and lipstick under the trademark Cutex in the United States and Puerto Rico on April 30, 1997. Immediately upon execution of the Jean Philippe Repurchase agreement on April 30, 1997, the license agreement with Jean Philippe Frangrances, Inc. was terminated.

     During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million cash with $4.9 million of funds provided by additional long-term debt. The remaining $0.7 million of the purchase price has been withheld contingent upon certain performance by New Image Laboratories, Inc. This acquisition will be accounted for under the purchase method of accounting.

    The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its Amended and Restated Credit Agreement will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

                                 CARSON, INC.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

    The Company is party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the business or financial condition and operations of the Company.

Item 2.  Changes in Securities

    None

Item 3.  Defaults upon Senior Securities

    None

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits --

    10.35 Amended and Restated Credit Agreement with Banque Indosuez, New York Branch, as agent, dated as of April 30, 1997.

    27              Financial data schedule.


(b)   Reports on Form 8-K --

      There were no reports on Form 8-K for the three months ended March 31, 1997.

                                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.



/s/ Roy Keith                                               Date: May 14, 1997
--------------------------------                       -------------------------
Roy Keith
Chairman and Chief Executive Officer



/s/ Robert W. Pierce                                        Date: May 14, 1997
------------------------------------------             -------------------------
Robert W. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)