Form 10-Q
period 1997-06-30
CARSON INC
filed 1997-08-14
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                           FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                    For the quarterly period ended June 30, 1997

                                              or

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


     At July 30, 1997, 5,033,248 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                 CARSON, INC.

                                     INDEX

Part I.  Financial Information                                          Page

         Item 1.

         Condensed Consolidated Balance Sheets
         June 30, 1997 and December 31, 1996................................  3

         Condensed Consolidated Statements of Operations
         Three and Six Months Ended June 30, 1997 and 1996..................  4

         Condensed Consolidated Statements of Cash Flow
         Six Months Ended June 30, 1997 and 1996............................ 5

         Notes to Condensed Consolidated Financial Statements............... 6-8

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................9-13


Part II.  Other Information.................................................14



         Signatures......................................................... 15

Carson, Inc.
Condensed Consolidated Balance Sheets
June 30, 1997 and December 31, 1996
(In thousands)


                                                                                 June 30,                 December 31,
                       ASSETS                                                      1997                       1996
                                                                                (Unaudited)                (Restated)
                                                                                                          (See note 6)
CURRENT ASSETS:
     Cash and cash equivalents                                            $             6,555        $             4,191
     Accounts receivable (less allowance for doubtful accounts and returns of $2,381
          and $614 at June 30, 1997 and December 31, 1996, respectively)               21,863                     15,117
     Inventories, net                                                                  16,072                     10,572
     Other current assets                                                               1,227                      1,346
          Total current assets                                                         45,717                     31,226

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                         18,130                     15,089

INVESTMENT IN AM COSMETICS                                                              3,381                      3,187

GOODWILL, net                                                                          91,848                     45,801

OTHER ASSETS                                                                            6,027                      2,151

          TOTAL ASSETS                                                    $           165,103        $            97,454


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $             6,193        $             7,065
     Accrued expenses                                                                   4,919                      5,709
     Income taxes payable                                                               2,281                         --
     Current maturities of long-term debt                                               3,000                      2,600
          Total current liabilities                                                    16,393                     15,374

LONG-TERM DEBT                                                                         84,789                     24,501

MINORITY INTEREST IN SUBSIDIARY                                                         3,996                      1,664

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                             1,720                      1,700

STOCKHOLDERS' EQUITY:
     Preferred stock                                                                       --                         --
     Common stock                                                                         150                        150
     Paid-in capital                                                                   62,878                     62,418
     Accumulated deficit                                                               (2,726)                    (5,679)
     Note receivable from employee shareholders, net of discount                       (1,413)                    (1,365)
     Foreign currency translation adjustment                                             (684)                    (1,309)
          Total stockholders' equity                                                   58,205                     54,215

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $           165,103        $            97,454



See notes to condensed consolidated financial statements.


Carson, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 1997 and 1996
(In thousands, except per share data)


                                       Three Months Ended June 30,     Six Months Ended June 30,
                                        1997          1996            1997            1996
                                                                                   (Restated)
                                                                                   (See note 6)


NET SALES                               $ 30,234         $18,799     $48,166      $  36,591
COST OF GOODS SOLD                        13,996           8,135      21,876         16,118
GROSS PROFIT                              16,238          10,664      26,290         20,473

EXPENSES:
     Marketing and selling                 6,553           4,713      12,277          8,165
     General and administrative            4,418           3,389       7,147          6,530
                                          10,971           8,102      19,424         14,695

OPERATING INCOME                           5,267           2,562       6,866          5,778

INTEREST EXPENSE                          (1,511)         (1,826)     (2,115)        (3,673)
OTHER INCOME, net                            171              38         394            184

INCOME BEFORE INCOME TAXES                 3,927             774       5,145          2,289

PROVISION FOR INCOME TAXES                 1,661             466       2,197          1,215

NET INCOME                              $  2,266         $   308     $ 2,948      $   1,074

NET INCOME PER SHARE                    $   0.15         $  0.03     $  0.20      $    0.09

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                   14,984          11,871      14,984         11,871


See notes to condensed consolidated financial statements.


CARSON, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SIX MONTHS ENDED JUNE 30, 1997 AND 1996
(IN THOUSANDS)


                                                                      Six months ended June 30,
                                                                    1997             1996
                                                                                   (Restated)
                                                                                  (See note 6)
OPERATING ACTIVITIES:
     Net income                                                  $    2,948        $   1,074
     Adjustments to reconcile net income to
        net cash used in operating activities:
               Depreciation and amortization                          1,570            1,185
               Other, net                                              (943)          (2,023)
               Minority interest in earnings of subsidiary              322               --
               Foreign currency translation adjustment                  625              (36)
               Changes in operating assets and liabilities,
                 net of acquisitions
                         Accounts receivable                         (6,634)          (3,377)
                         Inventories                                 (3,556)          (1,344)
                         Other current assets                          (454)             263
                         Accounts payable                            (1,928)           1,033
                         Income taxes payable                         2,281             (168)
                         Accrued expenses                            (1,021)             255
                              Total adjustments                      (9,738)          (4,212)
               Net cash used in operating activities                 (6,790)          (3,138)

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                      (3,585)          (1,401)
     Acquisitions of business assets, net of cash acquired          (49,406)              --
               Net cash used in investing activities                (52,991)          (1,401)

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                              62,100            5,276
     Principal payments on long-term debt                            (1,412)            (500)
     Other, net                                                         (68)             138
     Proceeds from equity rights offering                             1,525               --
     Proceeds from sale of common stock                                  --              114
               Net cash provided by financing activities             62,145            5,028

NET INCREASE IN CASH AND CASH EQUIVALENTS                             2,364              489
CASH AND CASH EQUIVALENTS AND BEGINNING OF PERIOD                     4,191              378
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    6,555        $     867





See notes to condensed consolidated financial statements.


                                 CARSON, INC
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

2.  Inventories

    Inventories are summarized as follows (in thousands):

                                                                 (Restated)
                                         June 30, 1997       December 31, 1996
                                        --------------  ----------------------
Raw materials                                   $9,130                  $7,017
Work-in-process                                  1,671                   1,236
Finished goods                                   5,271                   2,319
                                        --------------  ----------------------
                                               $16,072                 $10,572
                                        ==============  ======================



The June 30, 1997 and December 30, 1996 inventory balances are net of valuation allowances of $2.7 million and $181 thousand, respectively.

3.   Acquisitions

         During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a Chesebrough-Pond's USA Co. in order to acquire the rights to manufacture and market Cutex in the United States and Puerto Rico (the "Cutex acquisition"). Cutex is the leading brand of nail polish remover and is also a line of nail enamels. The purchase price approximated $41.4 million including amounts paid to Chesebrough-Pond's of $37.5 million and inventory acquired of $3.9 million. In addition, the Company incurred direct acquisition fees and expenses of $1.4 million including allowances for returned goods and obsolete inventory. This acquisition has been accounted for under the purchase method of accounting and the results of the operations have been included in the condensed consolidated financial statements since the date of acquisition. Funds were provided by additional long-term debt and the transaction was completed on April 30, 1997.

         During March 1997, concurrent with the Cutex acquisition, the Company entered into an Asset Repurchase Agreement with Jean Philippe Fragrances, Inc. On April 30, 1997, in connection with the termination of a license agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. by Carson as successor in interest to Conopco, Inc., Carson acquired certain assets of Jean Philippe Fragrances, Inc. used in the packaging, distributing and selling of nail enamel and nail care treatment products, nail care implements and lipstick under the trademark Cutex in the United States and Puerto Rico.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the Cutex acquisition as if the acquisition had occurred as of the beginning of each period presented:

(Dollars in thousands except per share amounts)

                          Three Months Ended          Six Months Ended
                              June 30,                   June 30,

                            1997       1996        1997       1996
                          ---------- ----------  ---------  ---------
Net sales                    $31,391    $23,282    $53,372    $44,447
Net income                     2,288        478      3,030      1,266
Net income per share           $0.15      $0.04      $0.20      $0.11

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as an adjustment to cost of goods sold per a manufacturing agreement between the Company and Chesebrough-Pond's USA Co., additional goodwill amortization, additional selling expenses related to an agreement between the Company and AM Cosmetics and additional interest expense on acquisition debt, among others. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the Cutex acquisition had been in effect as of the beginning of each period presented, or of future results of operations of the consolidated Company. The pro forma six months ended June 30, 1996 reflects the change from last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market.

         During April 1997, the Company completed the acquisition of the Let's Jam product line. This acquisition adds one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million cash with funds provided by additional long-term debt. This acquisition has been accounted for under the purchase method of accounting.

     In addition, Carson Holdings Ltd. acquired the assets of Seasilk in a cash transaction for $605 thousand. This acquisition has been accounted for under the purchase method of accounting.

4.  New Accounting Pronouncement

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the
                                                         7
     face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company currently has a simple capital structure and therefore expects no material effect from the adoption of SFAS No. 128.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). The Company will adopt SFAS No. 130 and 131 in 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Management expects to report comprehensive income for the effects of foreign currency translation adjustments which are currently reported as a change in shareholders' equity. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Management is currently determining the effect, if any, SFAS No. 131 will have on the annual and interim consolidated financial statements of the Company.

5.  Credit Facility

         On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement with Banque Indosuez, New York Branch, as agent, and the lenders named therein. The Amended and Restated Credit Agreement replaced the Company's existing $40 million senior credit facility with a $100 million senior credit facility consisting of $25 million in Term A loans maturing in April 2002, $50 million in Term B loans maturing in April 2004 and $25 million in revolving loan commitments maturing in April 2002. The proceeds of the new term loans were used in part to finance the Cutex acquisition. In connection with this refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520 thousand paid to Morningside Capital Group, L.L.C.

6.  Change in Accounting Method

         During the second quarter of 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out
(LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market in order to provide conformity among subsidiaries due to recent acquisitions. The effect of this change has been reflected in all periods presented in these financial statements. This change in valuing inventories was made in order to provide conformity among all of the Company's subsidiaries as well as to conform with general industry practices. As a result of this change in accounting method, cost of goods sold increased and net income decreased for the three months ended March 31, 1996 by $177 thousand and $102 thousand, respectively. In addition, inventories as of December 31, 1996 decreased by $177 thousand, retained earnings decreased by $102 thousand and accrued income taxes decreased by $75 thousand. The effect on all other periods presented was not significant.

7.  Year 2000 Computer Problem

         Many computer applications were created with a two digit field for the year in the date field, and as a result, such applications may fail or create erroneous results by the year 2000 unless corrective measures are taken. The Company has evaluated the extent of any problems and corrective measures have been taken to ensure that the upcoming change of century will not have a significant impact on future results of operations.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

OVERVIEW

Forward Looking Statements

         This report on Form 10-Q as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (I) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to expand its international operations in Africa, Brazil, and the Caribbean, (iii) the Company's plans to enter the ethnic cosmetics product category, (iv) the Company's plans to enter the U.S. professional salon market for ethnic hair care products, (v) the Company's plans to make selective acquisitions, and (vi) the Company's marketing, distribution and manufacturing expansion plans. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing and the Company's prospectus dated October 14, 1996), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Such risks, uncertainties and factors include, but are not limited to, foreign business risks, industry cyclicality, fluctuations in customer demand and order pattern, the seasonal nature of the business, changes in pricing, the identification of suitable acquisition candidates, changes in the implementation of the Company's acquisition plans, and the availability of financing, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (C) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.

General
         The Company is a leading manufacturer and marketer in the U.S. retail ethnic hair care market for African-Americans. The Company currently sells over 70 different products in the United States and in over 60 other countries under five principal brand names. In the six months ended June 30, 1997, approximately 27.5% of the Company's net sales were derived from sales within these other countries. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximately 50% of the Company's net sales in 1996 and 1997), hair color, shaving products and hair care maintenance products.

        In July 1996, the Company's South African subsidiary, Carson Holdings, Ltd. ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock Exchange. As a result of the issuance of these shares, the Company has reflected in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge reflected in this line item equals Carson South Africa's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not indirectly owned by the Company. In conjunction with the South African initial public offering, the Company's U.S. subsidiary, Carson Products entered into an amendment to its license agreement with Carson South Africa, which provides that commencing on April 1, 1998, Carson South Africa will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

        With the exception of sales in South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary incurs all of its costs in Rand. Assets and liabilities of the Company's South African operations are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.

        In June 1996, the Company made an investment of $3.0 million in Morningside AM Acquisition Corp. ("AM Acquisition"), the parent of AM Cosmetics, Inc. ("AM Cosmetics") a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company's consolidated statements of operations for periods subsequent to June 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, the Company entered into a management agreement and has entered into certain related sales agreements and manufacturing agreements with AM Cosmetics. Pursuant to the agreement, AM Acquisition agreed on behalf of itself and AM Cosmetics, that for a period of five years beginning on July 1, 1996, (I) AM Cosmetics will not "contract manufacture" for any other ethnic cosmetics line, (ii) AM Cosmetics will agree to produce a cosmetics line for Carson Products, as designed and directed by Carson Products, at AM Cosmetics' cost plus a maximum 25% markup, and (iii) AM Cosmetics will agree to provide the necessary research and development for formulations for the ethnic cosmetic product line(s) as determined by Carson Products, at no additional cost to Carson Products.

Results of Operations

Quarter  Ended June 30, 1997 Compared to Quarter Ended June 30, 1996

Net Sales. Consolidated net sales for the quarter ended June 30, 1997 of $30.2 million increased 60.8% over the same quarter in 1996. This increase in sales is primarily a result of strong gains in core hair care products, sales of which rose 32.5%, augmented by incremental net sales related to the Cutex and Let's Jam acquisitions of $4.8 million and $539 thousand, respectively. The Company's domestic core business generated a sales increase of 25.6% for the quarter ended June 30, 1997 compared to the same quarter in 1996. International sales including South Africa increased by 52.9% for the quarter ended June 30, 1997. Carson South Africa continued to demonstrate strong results with an increase in net sales of 121.4% to $4.8 million in the quarter ended June 30, 1997 from $2.2 million in the quarter ended June 30, 1996.

     Gross Profit. Gross profit increased to $16.2 million in the quarter ended June 30, 1997 from $10.7 million in the quarter ended June 30, 1996. Gross profit margin decreased to 53.7% from 56.7% for the quarter ended June 30, 1997 compared to the same quarter in 1996. The decline in gross margin is primarily related to certain inefficiencies in the manufacturing process, due in part to
higher  production  volumes.   The  Company  is  currently  enhancing  material
management processes. Certain low volume maintenance products are being outsourced to contract packagers, freeing the resources of the manufacturing plant to concentrate on certain high volume relaxer and hair color products.


     Marketing and Selling Expenses. Marketing and selling expenses increased to $6.6 million in the quarter ended June 30, 1997 from $4.7 million in the quarter ended June 30, 1996, an increase of 39.0%. As a percentage of net sales, these expenses decreased to 21.7% from 25.1% during this period caused primarily by the fact that the Company was in the process of changing advertising agencies early in 1996, and had ceased most advertising during this period while awaiting new creative material.

General and Administrative Expenses. General and administrative expenses increased to $4.4 million in the quarter ended June 30, 1997 from $3.4 million in the quarter ended June 30, 1996, an increase of 30.4%. As a percentage of net sales, general and administrative expenses decreased to 14.6% from 18.0% during this period. Contributing to this decrease was the incremental net sales associated with the Cutex and Let's Jam acquisitions during the quarter ended June 30, 1997. Additionally, the prior year second quarter contained a one time incentive compensation charge of $800 thousand, without which general and administrative expenses in that quarter as a percentage of net sales would have been 13.8%.

Operating Income and EBITDA. As a result of the above changes, operating income increased to $5.3 million in the quarter ended June 30, 1997 from $2.6 million in the quarter ended June 30, 1996. EBITDA increased to $6.3 million from $3.2 million during this period. EBITDA is calculated by adding earnings before interest, income taxes, depreciation and amortization expense.

Interest Expense. Interest expense decreased to $1.5 million in the quarter ended June 30, 1997 from $1.8 million in the quarter ended June 30, 1996. The decreased interest expense is a result of the use of the proceeds from the Company's initial public offering to retire certain debt, offset in part by interest on the additional borrowings used to finance the Cutex acquisition.

Other Income. Other income increased primarily as a result of the management contract entered into in June 1996 with AM Cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to 12% paid-in-kind dividend on its $3.0 million preferred stock investment and a minimum annual management fee of $0.5 million. Other income includes the effects of these transactions in the quarter ended June 30, 1997.

Provision for Taxes. The provision for taxes increased to $1.7 million from $466 thousand during this period. The effective tax rate was 42.3% for the quarter ended June 30, 1997 compared to 60.2% for the quarter ended June 30, 1996. The higher effective rate for the 1996 period is primarily a result of non-deductible goodwill.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Net Sales. Consolidated net sales increased 31.6% to $48.2 million in the six months ended June 30, 1997 from $36.6 million in the comparable period in 1996. This increase in sales is primarily a result of a strong performance by core hair care products, sales of which rose 17.1%, augmented by incremental net sales related to the Cutex and Let's Jam acquisitions of $4.8 million and $539 thousand, respectively. The Company's domestic core business generated a sales increase of 3.6% for the first six months of 1997. International sales including South Africa increased by 64.7% for the six months ended June 30, 1997. Carson South Africa continued to demonstrate strong results with an increase in net sales of 100.4% to $7.4 million in the six months ended June 30, 1997 from $3.7 million in the six months ended June 30, 1996.

     Gross Profit. Gross profit increased to $26.3 million in the six months ended June 30, 1997 from $20.5 million (as restated) in the six months ended June 30, 1996. Gross profit margin decreased to 54.6% from 55.9% (as restated) for the six months ended June 30, 1997 compared to the same period in 1996. The decline in gross margin is primarily related to certain inefficiencies in the manufacturing process, due in part to higher production volumes. The Company is currently enhancing material management processes. Certain low volume maintenance products are being outsourced to contract packagers, freeing the resources of the manufacturing plant to concentrate on certain high volume relaxer and hair color products.

     Marketing and Selling Expenses. Marketing and selling expenses increased to $12.3 million in the six months ended June 30, 1997 from $8.2 million in the six months ended June 30, 1996, an increase of 50.4%. As a percentage of net sales, these expenses increased to 25.5% from 22.3% during this period primarily as a result of a $5.1 million increase in expenditures in the six months ended June 30, 1997 compared to the same period in 1996, caused primarily by the fact that the Company was in the process of changing advertising agencies early in 1996, and had ceased most advertising during this period while awaiting new creative material.

General and Administrative Expenses. General and administrative expenses increased to $7.1 million in the six months ended June 30, 1997 from $6.5 million in the six months ended June 30, 1996, a increase of 9.4%. As a percentage of net sales, general and administrative expenses decreased to 14.8% from 17.8% during this period. Contributing to this decrease was the incremental net sales associated with the Cutex and Let's Jam acquisitions during the six months ended June 30, 1997. Additionally, the prior year contained a one time incentive compensation charge of $800 thousand, without which general and administrative expenses in that six-month period as a percentage of net sales would have been 15.7%.

Operating Income and EBITDA. As a result of the above changes, operating income increased to $6.9 million in the six months ended June 30, 1997 from $5.8 million in the six months ended June 30, 1996. EBITDA increased to $8.4 million from $7.0 million during this period. EBITDA is calculated by adding earnings before interest, income taxes, depreciation and amortization expense.

Interest Expense. Interest expense decreased to $2.1 million in the six months ended June 30, 1997 from $3.7 million in the six months ended June 30, 1996. The decreased interest expense is a result of the use of the proceeds from the Company's initial public offering to retire certain debt, offset in part by interest on the additional borrowings used to finance the Cutex acquisition.

Other Income. Other income increased primarily as a result of the management contract entered into in June 1996 with AM Cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid-in-kind dividend on its $3.0 million preferred stock investment in AM Cosmetics. In addition, as a result of the management contract, the Company receives a minimum annual management fee of $0.5 million. Other income includes the effects of these transactions in the six months ended June 30, 1997.

Provision for Taxes. The provision for taxes increased to $2.2 million from $1.2 million during this period. The effective tax rate was 42.7% for the six months ended June 30, 1997 compared to 53.0% for the six months ended June 30, 1996. The higher effective rate for the 1996 period is primarily a result of non-deductible goodwill.

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

     In conjunction with the Offering, the Company refinanced the remaining portion of its Senior Bank Credit Facility with borrowings under a New Senior Bank Facility pursuant to a credit agreement dated as of October 18, 1996, which included (I) a $15.0 million term loan A, (ii) a $10.0 million term loan B and
(iii) a $15.0 million revolving credit facility, which provides more availability than the current facility. The term loan A and revolving credit facility bore interest at the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and had a final maturity of six years. The term loan B bore interest at the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and had a final maturity of seven years.

     On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement with Banque Indosuez, New York Branch, as agent, and the lenders named therein. The Amended and Restated Credit Agreement replaced the Company's existing $40 million senior credit facility with a $100 million senior credit facility consisting of $25 million in Term A loans, $50 million in Term B loans and $25 million in revolving loan commitments. The proceeds of the new term loans were used to finance the Cutex acquisition. The term loan A and revolving credit facility bear interest at the lower of the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and have a final maturity date of April 2002. The term loan B bears interest at the lower of the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and has a final maturity date of April 2004. In connection with this refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520 thousand paid to Morningside Capital Group, L.L.C.

     In the six months ended June 30, 1997, net cash flow used in operations was $6.8 million largely as a result of a $3.6 million increase in inventory, a $6.6 million increase in accounts receivable, a $1.9 million decrease in accounts payable and $1.0 million decrease in accrued expenses. These uses of cash were offset in part by net income of $2.9 million and depreciation and amortization of $1.6 million.

     Net cash used in investing activities for the six months ended June 30, 1997 totaled $53.0 million which consisted primarily of cash paid for acquisitions of business assets of $49.4 million and capital expenditures necessary to maintain the Company's facilities in modern condition.

     Net cash provided from financing activities for the six months ended June 30, 1997 totaled $62.1 million primarily as a result of additional borrowings related to acquisitions. Additionally, the Company's South African subsidiary completed an equity rights offering which generated $1.5 million of cash, net of $4.2 million which was invested indirectly by the Company.

     Effective February 1, 1997, the Company's South African subsidiary, Carson Holdings Ltd., acquired the assets of Nu-Me in a transaction involving the issuance of 500,000 shares of Carson Holdings Ltd. stock in a transaction valued at approximately $767,000. In addition, Carson Holdings Ltd acquired the assets of Restore Plus and Seasilk in cash transactions for $112 thousand and $605 thousand, respectively. These acquisitions are accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a
                                                        12

Chesebrough-Pond's USA Co. in order to acquire the rights to manufacture and market Cutex in the United States (the "Cutex acquisition"). Cutex is the leading brand of nail polish remover and is also a line of nail enamels. The purchase price approximated $41.4 million including amounts paid to Chesebrough-Pond's of $37.5 million, inventory acquired from Chesebrough-Pond's of $600 thousand and inventory acquired from Jean Phillipe Fragrances, Inc. of $3.3 million. In addition, the Company incurred other direct acquisition fees and expenses of $1.4 million including allowances for returned goods and obsolete inventory. This acquisition is accounted for under the purchase method of accounting. Funds were provided by additional long-term debt and the transaction was completed on April 30, 1997.

     During March 1997, the Company entered into an Asset Repurchase Agreement with Jean Philippe Fragrances, Inc. Immediately upon execution of the Jean Philippe Repurchase agreement on April 30, 1997, the license agreement with Jean Philippe Fragrances, Inc. was terminated. On April 30, 1997 in connection with the termination of the license agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. by Carson as successor in interest to Conopco, Inc., Carson acquired certain assets of Jean Philippe Fragrances, Inc. used in the packaging, distributing and selling of nail enamel and nail care treatment products, nail care implements and lipstick under the trademark Cutex in the United States and Puerto Rico.

     During April 1997, the Company completed the acquisition of the Let's Jam product line. This acquisition adds one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million cash with funds provided by additional long-term debt. This acquisition is accounted for under the purchase method of accounting.

     Carson South Africa consummated a rights offering of additional shares of its common stock to its existing shareholders in June 1997 in order to raise capital to fund the physical expansion of the Midrand, South Africa plant, complete the factory in Accra, Ghana, accelerate the development of recently acquired brands and provide additional working capital. The rights offering raised approximately R 25.9 million (approximately $5.7 million). The Company participated in the rights offering by subscribing for additional shares in the amount of R 18.7 million (approximately $4.2 million), and will not have its percentage ownership diluted.

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

     None.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --

     18                  Letter re change in accounting principle
     27                  Financial data schedule.


(b)    Reports on Form 8-K --

     On May 15, 1997, the Company filed a Current Report on Form 8-K which included the Asset Purchase Agreement and Manufacturing Agreement with Conopco, Inc. d/b/a Chesebrough-Pond's USA Co and the Asset Repurchase Agreement with Jean Philippe Fragrances, Inc.

     On  July  14,  1997,  the  Company  filed  and  amended  Form  8-K/A  which
incorporated   the  audited   financial   statements  of  the  Cutex  Brands  of
Chesebrough-Pond's USA Co. A subsequent amendment was filed on July 16, 1997 which contained a correction of a typographical error included in the Form 8-K/A filed on July 14, 1997.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.



                                                         Date: August 14, 1997
Roy Keith
Chairman and Chief Executive Officer



                                                          Date: August 14, 1997
Robert W. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)