Form 10-K/A
period 1996-12-31
CARSON INC
filed 1997-10-09
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K/A
                        AMENDMENT NUMBER 1 TO FORM 10-K

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

                                         Part I.

Item 1.  Business

Forward Looking Statements

     This transition report on Form 10-K/A for the nine months ended December 31, 1996 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to expand its international operations in Africa, Brazil, and the Caribbean, (iii) the Company's plans to enter the ethnic cosmetics product category, (iv) the Company's plans to enter the U.S. professional salon market for ethnic hair care products, (v) the Company's plans to make selective acquisitions, and (vi) the Company's marketing, distribution and manufacturing expansion plans. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing and the Company's prospectus dated October 14, 1996), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.

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

General

     Carson, Inc. is a leading manufacturer and marketer in the United States retail ethnic hair care market for African-Americans. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 70 different products under five principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural and Magic. The majority of the Company's sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers, which are used to chemically treat and straighten hair (constituting approximately 50% of the Company's ner sales in
1996), hair color, shaving products and hair care maintenance products. The Company's products are specifically formulated to address the unique physiological characteristics of hair of persons of African descent, which typically include curliness and dryness. The Company believes that it has the number one United States retail market position in three of the four ethnic hair care categories in which it competes (hair relaxers and texturizers, hair color and shaving products). In addition, the Company believes that the strength of its competitive position in the ethnic hair care industry is attributable, in part, to its heritage of technological innovation and its focused Research and Development effort. The Company markets its products in the United States with its own experienced direct sales force. The Company currently markets its products in over 60 countries outside of the United States, primarily through local distributors. In the nine months ended December 31, 1996, approximately 28.5% of the Company's net sales were derived from sales within these countries. The United States retail ethnic hair care market, principally targeting the distinct hair care needs of African-Americans, was estimated to be a $1.2 billion retail business in 1995. According to 1995 United States Census Data ("Census Data") published by the United States Department of Commerce, the African-American population was approximately 34 million and represented 12.7% of the United States population. This segment of the population is projected by the United States Department of Commerce to grow significantly faster than the general population through the middle of the next century. The personal income of African-Americans doubled from 1980 to 1990 and their combined purchasing power was estimated to be approximately $260 billion in 1990, according to the Census Data. Moreover, research indicates that African-American consumers generally spend up to three times as much of their disposable income on health and beauty products as Caucasian consumers.

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

     In Kenya, East Africa, the Company anticipates having a similar facility to the West African Ghanaian plant which should be operational by late 1997 or early 1998. Since East Africa has over 150 million Black people, we believe the Company has a similar opportunity for growth in this region.

     Brazil is another key international area for Carson. With the magnitude of the target population in Brazil, estimated at 100 million people of African descent, which is almost three times the targeted market of the United States, the Company believes it has a significant opportunity in this region. All of the Company's products have been approved by the Brazilian authorities. The Company is in discussions with a number of financial institutions and major Brazilian corporations to establish a bonded warehouse operation which will ensure consistent and timely delivery of its products and reduce its overall risk.

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

     Capitalize on Selective Acquisition Opportunities. Because the ethnic personal care market is a highly fragmented industry, the Company believes it is properly positioned for pursuing strategic acquisitions. Carson has entered into an agreement with a leading Wall Street firm to act as the Company's acquisition financial advisor. The Company believes it can strengthen its current product categories or enter certain market segments where it has had little or no presence, with the correct acquisitions. There can be no assurance that suitable acquisitions or joint venture candidates can be identified, or if an acquisition is completed, that the operations will be successfully integrated or otherwise not have an adverse effect on the Company.

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

     Over 15% of net sales in the nine months ended December 31, 1996 was allocated to advertising and consumer promotions. The Company believes that is the leading advertiser in the ethnic hair care market, with most of its emphasis on television and print. The Company regularly advertises in magazines aimed at consumers of African descent, such as Essence, Ebony, Black Enterprise and Jet, and in targeted spot advertising on television and cable channels such as Black Entertainment Television (BET) and engages in promotional activities and in-store displays to introduce new products or attract new consumers. The Company also uses its kit packaging format to conduct sampling programs for new products.

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

     The combination of multi-warehouse chains, B&Bs and ethnic product distributors accounted for approximately 87.0% of the Company's domestic net sales in the nine months ended December 31, 1996. The balance of the Company's net sales during this period were generated by general market distributors, regional chains and military exchanges and commissaries. No single Company customer accounted for more than approximately 8.6% of the Company's net sales in the nine months ended December 31, 1996.

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

      In late 1996, the Company purchased a production facility in Ghana located near the Ghanaian Coca-Cola bottling plant which will enable the Company to better service the 200 million Black people located in the region. The plant is expected to be operational by June 1997. In Kenya, East Africa, the Company anticipates having a similar facility to the West African Ghanaian plant which should be operational by late 1997 or early 1998. Since East Africa has over 150 million Black people, the Company believes it has a similar opportunity for growth in this region.

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

     Mr. Creswell became Executive Vice President of Finance and Chief Financial Officer of Carson Products concurrent with the Acquisition in August 1995 and of the Company in August 1996. He also served as President of Northwest Capital, Inc. since 1992. Prior to that time, he was employed as Vice President, Investment Banking with Bankers Trust Company from 1987 to 1992. Mr. Creswell resigned from his position with the Company in May 1997.

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

Item 6.  Selected Financial Data

Selected Consolidated Historical Financial Data
Carson, Inc.


                                               Combined (1)
                                   Company (3) (Unaudited)       Full Fiscal Year
                                                                                                              Predecessor
                                    Nine        Nine
                                   Months      Months          Predecessor     Company (2)
                                   Ended       Ended          April 1, 1995     August 23, 1995          Year Ended March 31,
Amounts in 000s except per
   share data                     December 31,  December 31,   to August 22,    to March 31,
                                      1996         1995           1995              1996 (5)    1995    1994(5)    1993    1992
Statement of Operations Data :

Net sales                           $59,938    $50,527        $26,854            $41,465      $58,126  $50,108    $49,335  $49,947
Income (loss)
   from continuing operations (4)    (3,256)     4,272          3,934              1,104        5,688    2,697      4,939    5,605
(Loss) earnings per share from
   continuing operations (4)       $  (0.25)                                    $   0.09
Weighted average common shares
   outstanding                        12,715                                       11,871



                                                            Company     Company (2)                     Predecessor
                                                       December 31,       March 31,                      March 31,
Balance Sheet Data:                                           1996          1996           1995         1994        1993    1992
                                                              (5)           (5)                          (5)

  Total assets                                              $97,529       $87,980      $  43,863      $38,609    $37,572  $37,848
  Long-term debt (excluding current portion)                 24,501        63,778                                    288      552
  Stockholders' equity                                       54,215         9,775         34,358       29,313     30,473   29,141
  Working capital                                           $15,852       $13,855      $  15,140      $11,267    $14,256  $14,184



     (1) The combined unaudited nine months ended December 31, 1995 includes results of the Predecessor for the period from April 1, 1995 to August 22, 1995 combined with the Company results of operations for the period from August 23, 1995 to December 31, 1995.

     (2) The acquisition of Aminco, Inc. (the Predecessor) was completed on August 23, 1995. The Company's financial statements include the operating results from the acquisition date.

     (3) Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

     (4) Before extraordinary item and cumulative effect of accounting change.

     (5) During the second quarter of 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out
(LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market. If material, the effect of this change has been reflected in all periods presented in these financial statements. See Note 15 of Notes to Consolidated Financial Statements.



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
     Carson, Inc. (formerly DNL Savannah Holding Corp. and also referred to herein as the "Company" or "Carson") is a leading manufacturer and marketer in the U.S. retail ethnic hair care market for African-Americans. The Company currently sells over 70 different products in the United States and in over 60 other countries under five principal brand names. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximately 50% of the Company's net sales in 1996), hair color, shaving products and hair care maintenance products.
        Carson was established in May 1995 and until August 1995 its operations were de minimus. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco, Inc. (also referred to as the "Predecessor"). Aminco's operations were principally conducted by its wholly owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products Company. The accompanying financial statements include the operating results of Carson Products Company ("Carson Products") from the acquisition date.
        The Company's acquisition of the Predecessor for approximately $95 million in cash (including $6 million for fees and other costs directly associated with the acquisition) was initially financed with long-term borrowings aggregating approximately $68.0 million and has been accounted for as a purchase (the "acquisition"). Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on the fair values at the acquisition date. Liabilities assumed aggregated approximately $11.4 million. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill. In connection with the acquisition, the senior management of the Predecessor was replaced. The Predecessor had a March 31 fiscal year-end. Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31. The decision to change the fiscal year-end was made in order to conform the Company's financial reporting year to the natural business year of the industry.
        On July 3, 1996, the Company's South African subsidiary, Carson Holdings, Ltd. ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock Exchange. This offering resulted in net proceeds of approximately $4.2 million. At the same time, Carson South Africa issued 1.875% of its shares to certain employees, officers and directors involved in the Company's South African operations. As a result of the issuance of these shares, the Company has reflected in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge reflected in this line item equals Carson South Africa's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not indirectly owned by the Company. In conjunction with the South African initial public offering, the Company's U.S. subsidiary, Carson Products entered into an amendment to its license agreement with Carson Products Proprietary Limited ("Carson Products, S.A."), a South African registered company wholly owned by Carson South Africa, which provides that commencing on April 1, 1998, Carson Products S.A. will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

        With the exception of sales by Carson Products S.A. to South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary incurs all of its costs in Rand. Assets and liabilities of the Company's South African operations are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.
        On June 26, 1996, Carson made an investment of $3.0 million in Morningside AM Acquisition Corp., the parent of AM Cosmetics, Inc. ("AM Cosmetics"), a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company's consolidated statements of operations for periods subsequent to June 26, 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, Carson entered into a management agreement and will enter into certain related sales agreements and manufacturing agreements with AM Cosmetics.
        The Company completed the offering (the "Offering") of 4,818,500 shares of Class A common stock on the New York Stock Exchange on October 18, 1996 at a price of $14 per share. Of these shares 3,113,000 were sold by the Company with the balance sold by selling stockholders, none of which included any members of management or the original buyout group.

Effect of the Acquisition on Results of Operations
The consummation of the Company's acquisition of the stock of the Predecessor (the "acquisition") affected the Company's results of operations following the acquisition in certain significant respects. The acquisition was reflected using purchase accounting with the purchase price being allocated to the Company's identifiable assets and liabilities based on fair values at the date of the acquisition, which was August 23, 1995. The excess of the purchase price over the fair value of the Company's identifiable net assets has been classified as goodwill. Therefore, the Company's amortization expenses are significantly higher than the corresponding amounts for the Predecessor. Additionally, interest expense increased due to debt initially used to finance the acquisition.

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

Statement of Operations Data

                             Company         Combined (a)
                             Nine-Month       Nine-Month      Combined (b)      Predecessor
                           Period Ended      Period Ended         Year Ended      Year Ended
                      December 31, 1996      December 31, 1995    March 31, 1996  March 31, 1995
                                                                   (d)
                                               (Unaudited)
Net sales                      $    59,938  $  50,527        $  68,319            $ 58,126
Cost of sales                       26,940     22,336           30,319              25,692
    Gross profit                    32,998     28,191           38,000              32,434
Selling expenses                    15,692     13,596           17,048              17,888
General and
  administrative expenses            5,836      4,751            7,337               5,246
Incentive compensation               7,123
Depreciation and
  amortization                       1,896      1,278            1,833               1,085
    Operating income                 2,451      8,566           11,782               8,215
Interest expense                     4,545      2,696            4,543                 136
Other income, net                      565      1,172            1,319                 783
(Loss) Income before taxes          (1,529)     7,042            8,558               8,862
Provision for income taxes           1,727      2,770            3,520               3,174
(Loss) Income before
  extraordinary item                (3,256)     4,272            5,038               5,688
Extraordinary item, net of tax      (3,527)
Net (loss) income (c)              $(6,783)$    4,272   $        5,038           $   5,688

Data As A Percentage Of Sales:
Net sales                           100.0%      100.0%           100.0%             100.0%
Cost of sales                        44.9        44.2             44.4               44.2
    Gross profit                     55.1        55.8             55.6               55.8
Selling expenses                     26.2        26.9             25.0               30.8
General and
  administrative expenses             9.7         9.4             10.7                9.0
Incentive compensation               11.9
Depreciation and amortization         3.2        2.5              2.7                1.9
Operating income                      4.1%      17.0%            17.2%              14.1%

     (a) The combined unaudited statement of operations for the nine-month period ended December 31, 1995 includes results of Predecessor operations for the period from April 1, 1995 to August 22, 1995 combined with Company results of operations for the period from August 23, 1995 to December 31, 1995. Because of the revaluation of the assets and liabilities acquired and the related impact to the statement of operations, the financial statements of the Predecessor for the periods prior to August 23, 1995 are not strictly comparable to those of the Company subsequent to that date. The combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes.

     (b) The statement of operations of the Predecessor for the period from April 1, 1995 to August 22, 1995 is combined with the statement of operations of the Company for the period August 23, 1995 to March 31, 1996.

     (c) Before effect of change in accounting principle and dividends on preferred stock of the Predecessor.

     (d) During the second quarter of 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out
(LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market. If material, the effect of this change has been reflected in all periods presented in these financial statements. See Note 15 of Notes to Consolidated Financial Statements.

Company Nine-Month Period Ended December 31, 1996 Compared to Combined Nine-Month Period Ended December 31, 1995


     Presentation. The Company is comparing its actual historical results of operations for the nine months ended December 31, 1996 to a Predecessor period of April 1, 1995 to August 22, 1995 combined with a Company period of August 23, 1995 to December 31, 1995. This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.

     Net Sales. Net sales increased from $50.5 million for the combined nine-month period ended December 31, 1995 to $59.9 million for the nine-month period ended December 31, 1996, an increase of 18.6%. In the United States, relaxers and texturizers, hair color and hair care maintenance products each generated net sales increases. Carson South Africa continued to demonstrate strong results with an increase in net sales of 69.2% from $5.2 million for the combined nine-month period ended December 31, 1995 to $8.8 million for the nine-month period ended December 31, 1996.

     Gross Profit. Gross profit increased from $28.2 million for the combined nine-month period ended December 31, 1995 to $33.0 million for the nine-month period ended December 31, 1996, an increase of 17.0%. This increase was almost entirely due to the increase in net sales. As a percent of net sales, gross profit decreased from 55.8% for the combined nine-month period ended December 31, 1995 to 55.1% for the nine-month period ended December 31, 1996, primarily due to an i nventory adjustment related to repackaging and reformulation of several product lines.

     Selling Expenses. Selling expenses increased from $13.6 million for the combined nine-month period ended December 31, 1995 to $15.7 million for the nine-month period ended December 31, 1996, an increase of 15.4%. The increase in selling expense was almost entirely a result of the increase in net sales. As a percentage of net sales, selling expenses decreased from 26.9% to 26.2% during this period, primarily as a result of the timing of advertising and promotional expenses.

     General and Administrative Expenses. General and administrative expenses increased from $4.8 million for the combined nine-month period ended December 31, 1995 to $5.8 million for the nine-month period ended December 31, 1996, an increase of 20.8%. As a percentage of net sales, general and administrative expenses increased from 9.4% to 9.7% during this period. This increase in general and administrative expenses as a percentage of net sales was a function of several factors relating to the acquisition and the new management structure. First, the new management team included the addition of several new senior executives and the promotion of certain key executives that increased personnel costs which management believed was necessary to support the future growth of the Company. Second, the Company entered into a management agreement with Morningside which provides strategic consulting advice to the Company for a fee of $0.4 million per annum. Third, travel expenses increased significantly due to the new management's focus on international markets which required extensive travel. Finally bank fees and professional fees increased due to the new credit agreements relating to the debt incurred to finance the acquisition.

     Incentive Compensation Expenses. The Company recognized $7.1 million of incent ive compensation expenses during the nine-month period ended December 31, 1996 relating to costs under certain long-term incentive compensation agreements and the purchase of shares prior to the initial public offering by several outside directors and certain members of senior management and for the shares of Carson South Africa awarded to certain members of its management. No similar costs were previously recorded.

     Depreciation and Amortization. Depreciation and amortization expense increased from $1.3 million for the combined nine-month period ended December 31, 1995 to $1.9 million for the nine-month period ended December 31, 1996. As a percentage of net sales, depreciation and amortization expense increased from 2.5% to 3.2% during this period. This increase was primarily due to goodwill amortization which resulted from the application of purchase accounting. The increase in amortization due to the acquisition was partially offset by a change in the way the Company accounts for package design costs. Prior to the acquisition, the Predecessor capitalized package design costs and amortized it over a four year period. Since the acquisition, the Company has expensed package design costs as incurred.

     Operating Income. As a result of the above changes, operating income decreased from $8.6 million for the combined nine-month period ended December 31, 1995 to $2.5 million for the nine-month period ended December 31, 1996.

     Interest Expense. Interest expense increased substantially from $2.7 million for the combined nine-month period ended December 31, 1995 to $4.5 million for the nine-month period ended December 31, 1996, as a result of the new debt incurred to finance the acquisition.

     Other Income, net. Other income decreased as a result of the elimination of royalty income associated with the Caribbean. The Company now handles Caribbean sales through its in-house sales organization. Investment income decreased because most of the Predecessor's investments were liquidated in conjunction with the acquisition. Additionally, in June of 1996, the Company made an investment and entered into a management contract with AM Cosmetics, a leading low-cost producer of cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid in kind dividend on its $3.0 million investment and an annual management fee of the greater of $.5 million or 1% of net sales.

     Provision for Taxes. The provision for taxes decreased from $2.8 million to $1.7 million during this period. The effective tax rate is not proportionate to the statutory rates as a result of the majority of the incentive compensation charge not being deductible for income tax purposes.

Combined Twelve-Months Ended March 31, 1996 Compared to Predecessor Twelve-Months Ended March 31, 1995

     Presentation. The Company is comparing the Predecessor's actual historical results of operations for the year ended March 31, 1995 to a Predecessor period of April 1, 1995 to August 22, 1995 combined with a Company period of August 23, 1995 to March 31, 1996. This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.
     The Company changed its method of accounting for inventories from LIFO to FIFO. See Note 15 of Notes to Consolidated Financial Statements.

     Net Sales. Net sales increased from $58.1 million for fiscal 1995 to $68.3 million for fiscal 1996, an increase of 17.6%, as a result of positive market acceptance of new product formulation and new packaging and the efforts of the Company's in-house sales organization, which was established in April 1995. In the United States, relaxers and texturizers, hair color, shaving products and hair care maintenance products all generated net sales increases. Carson South Africa continued to show strong growth with an increase in net sales of 80.4% from $3.6 million recorded for fiscal 1995 to $6.6 million for fiscal 1996, a function of both the rapid expansion of the African market and increasing market share. International sales excluding sales by Carson South Africa also increased, primarily due to European sales where the Company increased its sales representation.

     Gross Profit. Gross profit increased from $32.4 million for fiscal 1995 to $38.0 million for fiscal 1996, an increase of 17.2%. This increase was almost entirely due to the increase in net sales. Gross margin increased slightly from 55.8% to 55.6% during this period.

     Selling Expenses. Selling expenses decreased from $17.9 million for fiscal 1995 to $17.0 million for fiscal 1996, a decrease of 4.7% despite an increase in net sales of 17.6%. As a percentage of net sales, selling expenses decreased from 30.8% to 25.0% during this period. This decrease was due to the Company's decision to establish an in-house sales organization and terminate the majority of its sales broker relationships. In fiscal 1995, brokers were paid a commission which averaged slightly above 5%. The commission expense was almost entirely eliminated in fiscal 1996. This savings was offset in part by an increase in sales salaries and other payroll costs related to the new sales employees.

     General and Administrative Expenses. General and administrative expenses increased from $5.2 million for fiscal 1995 to $7.3 million for fiscal 1996, an increase of 39.9%. As a percentage of net sales, general and administrative expenses increased from 9.0% to 10.7% during this period. This increase in general and administrative expenses as a percentage of net sales was a function of several factors relating to the acquisition and the new management structure. First, the new management team included the addition of several new senior executives and the promotion of certain key executives that increased personnel costs which management believed were necessary to support the future growth of the Company. Second, the Company entered into a management agreement with Morningside which provides strategic consulting advice to the Company for a fee of $0.4 million per annum. Third, travel expenses increased significantly due to the new management's focus on international markets which required extensive travel. Finally, bank fees and professional fees increased due to the new credit agreements relating to the debt incurred to finance the acquisition.

     Depreciation and Amortization. Depreciation and amortization expense increased from $1.1 million for fiscal 1995 to $1.8 million for fiscal 1996. As a percentage of net sales, depreciation and amortization expense increased from 1.9% to 2.7% during this period. This increase was due to goodwill amortization which resulted from the application of purchase accounting. The increase in amortization due to the acquisition was partially offset by a change in the way the Company accounts for package design costs. Prior to the acquisition, the Predecessor capitalized package design costs and amortized it over a four year period. Since the acquisition, the Company has expensed package design costs as incurred. The application of purchase accounting related to the acquisition did not have a material impact on the Company's depreciation expense.

     Operating Income. As a result of the above changes, operating income increased from approximately $8.2 million for fiscal 1995 to $11.8 million for fiscal 1996, an increase of 43.4%. As a percentage of net sales, operating income increased from 14.1% to 17.2% during this period.

     Interest Expense. Interest expense increased substantially from $0.1 million for fiscal 1995 to $4.5 million for fiscal 1996 as a result of the new debt incurred to finance the acquisition.

     Other Income; Investment Income. Other income remained approximately the same for fiscal 1996 as compared to fiscal 1995. Investment income increased from $0.6 million for fiscal 1995 to $1.1 million for fiscal 1996 as the Predecessor realized gains on the liquidation of certain investment securities.

     Provision for Taxes. The provision for income taxes increased from $3.2 million for fiscal 1995 to $3.5 million for fiscal 1996, an increase of 10.9%. This increase occurred despite pre-tax income decreasing from $8.9 million in fiscal 1995 to $8.6 million for fiscal 1996 as a result of goodwill amortization of $0.7 million for fiscal 1996 that was not deductible for tax purposes. Accordingly, the effective tax rate increased from 35.8% to 41.1% during this period.

Liquidity and Capital Resources
        The Company used the net proceeds of the Offering to repay indebtedness incurred in the Acquisition. In conjunction with the Offering, the Company refinanced the remaining portion of its Bank Credit Facility with borrowings under a New Senior Bank Facility pursuant to a credit agreement dated as of October 18, 1996, which included (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and (iii) a $15.0 million revolving credit facility, which provides more availability than the previous facility. The term loan A and revolving credit facility bear interest at the applicable prime rate plus 0.5% or LIBOR plus 2.0% and have a final maturity of six years . The term loan B bears interest at the applicable prime rate plus 1.0% or LIB OR plus 2.5% and has a final maturity of seven years. The New Senior Bank Faci lity contains less restrictive covenants compared to the previous facility, since the Company is substantially less leveraged following the Offering.
        In the nine months ended December 31, 1996 net cash flow provided by operations was $2.2 million as a result of an increase in accounts payable of $3.5 million and a decrease in other current assets of $1.7 million. These items were offset in part by increases in accounts receivable and inventories of $2.6 million and $2.1 million, respectively. Working capital increased from $14.0 million at March 31, 1996 to $16.0 million at December 31, 1996.
        Net cash used in investing activities for the nine months ended December 31, 1996 totaled $6.8 million which included $3.8 million of capital expenditures and a $3.0 million investment in AM Cosmetics. The three largest capital projects involved purchasing and equipping the new South African manufacturing facility, reorganizing the shaving powder production in Savannah to better optimize capacity and adding production equipment in the Savannah facility to address short term capacity constraints.
        Net cash provided from financing activities for the nine months ended December 31, 1996 totaled $7.2 million. This included $32.7 million of borrowings from the New Senior Bank Facility, proceeds from the initial public offerings of the Company and its South African subsidiary of $42.4 million, less $69.2 million to repay acquisition indebtedness.
        The net cash flow for the nine months ended December 31, 1996 was $2.6 million, which when combined with beginning cash of $1.6 million results in a net cash balance of $4.2 million as of December 31, 1996.

Inflation
        The Company's manufacturing costs and operating expenses are affected by price changes. The Company has historically mitigated inflationary effects by passing price changes along to its customers and by continually developing more cost-effective manufacturing and operational procedures. The Company's ability to mitigate the effects of price changes will depend on market factors.

Outlook
        The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its New Senior Bank Facility will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.
        The preceding statement and certain other statements contained herein are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements based on a number of factors, some of which are beyond the Company's control.
     Risk factors include, but are not limited to, the Company's ability to successfully implement its growth strategy, the nature and extent of future competition in the Company's principal marketing areas and increased costs of compliance with any developments in the U.S., Brazil, the Caribbean, Europe and other countries where the Company now does business or in the future may do business and other factors described in the Company's filings with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data


                          INDEPENDENT AUDITORS REPORT

Board of Directors and Stockholders of Carson, Inc.:

     We have audited the accompanying consolidated balance sheets of Carson, Inc. and its subsidiaries as of December 31, 1996 and March 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods from April 1, 1996 to December 31, 1996 and from August 23, 1995 to March 31, 1996. We also audited the accompanying statement of
operations,   stockholders'   equity,  and  cash  flows  of  Aminco,  Inc.  (the
Predecessor) for the period from April 1, 1995 to August 22, 1995. Our audits also included the financial statement schedule listed in the index at Item 14 for such periods. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Carson, Inc. and its subsidiaries as of December 31, 1996 and March 31, 1996, and the results of its operations and its cash flows for the periods from April 1, 1996 to December 31, 1996 and from August 23, 1995 to March 31, 1996, and the results of operations and cash flows of the Predecessor for the period from April 1, 1995 to August 22, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 15 to the Consolidated Financial Statements, effective June 30, 1997, the Company changed its method of accounting for inventories and, retroactively, restated the Consolidated Balance Sheets as of March 31, 1996 and December 31, 1996 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the period from August 23, 1995 to March 31, 1996.

Deloitte & Touche LLP

Atlanta, Georgia
March 7, 1997
(June 30, 1997 as to Note 15)

                       REPORT OF INDEPENDENT ACCOUNTANTS

Directors of Aminco, Inc.
and Subsidiaries:

     In our opinion, the accompanying consolidated statements of income, of cash flows and of shareholders' equity present fairly, in all material respects, the results of operations and cash flows of Aminco, Inc. and its subsidiaries for the year ended March 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Aminco, Inc. for any period subsequent to March 31, 1995.

     As discussed in Note 15 to the Consolidated Financial Statements, effective June 30, 1997, the Company changed its method of accounting for inventories and, retroactively, restated the Consolidated Statement of Operations, Stockholders' Equity and Cash Flows for the year ended March 31, 1995. The Company also changed its method of accounting for postretirement benefits other than pensions during the fiscal year ended March 31, 1995.

Price Waterhouse LLP

Atlanta, Georgia
May 8, 1995, except as to Note 15,
which is as of June 30, 1997

                                  CARSON, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Twelve Month Period
                                                                            -----------------------------
                                                                     Nine Month Period
                                                               -----------------------------
                                                Company        Unaudited     Predecessor      Company     Predecessor

                                              April 1, 1996  August 23, 1995 April 1, 1995 August 23, 1995 Year Ended
                                             to December 31, to December 31, to August 22,   to March 31,   March 31,
                                                  1996             1995           1995           1996         1995
                                            --------------- --------------- ------------- --------------- -----------
                                                                                                (Restated-
                                                                                               see note 15)
                                                                 Amounts in 000s except per share data
Net sales.....................................      $59,938          $23,673       $26,854         $41,465    $58,126
Cost of sales.................................       26,940           10,823        11,513          18,806     25,692
                                                 ----------     ------------   -----------     ----------- ---------
Gross profit..................................       32,998           12,850        15,341          22,659     32,434
                                                 ----------     ------------   -----------     ----------- ---------
Selling expenses..............................       15,692            6,129         7,467           9,581     17,888
General and administrative expenses...........        5,603            2,475         2,276           5,061      5,246
General and administrative-fees paid to
Morningside...................................          233
Incentive compensation, directors and
management....................................        7,123
Depreciation and amortization.................        1,896              776           502           1,331      1,085
                                                 -----------     ------------   -----------     ----------- ---------
Operating income..............................        2,451            3,470         5,096           6,686      8,215
                                                 -----------     ------------   -----------     ----------- ---------
Interest expense..............................        4,545            2,640            56           4,487        136
Other income, net.............................          121               35         1,137             182        783
Other income, AM Cosmetics management fee
and dividend..................................          444
                                                  ----------     ------------   -----------     ----------- ---------
(Loss) income before income tax...............       (1,529)             865         6,177           2,381      8,862
Provision for income tax......................        1,727              527         2,243           1,277      3,174
                                                  ----------     ------------   -----------     ----------- ---------
(Loss) income before extraordinary item and
change in accounting principle................       (3,256)             338         3,934           1,104      5,688
Extraordinary item, net of tax benefit........       (3,527)
Cumulative effect of change in accounting
principle, net of tax benefit.................                                                                   (250)
                                                  ----------     ------------   -----------     ----------- ---------
Net (loss) income.............................       (6,783)             338         3,934           1,104      5,438
Dividends on preferred stock..................                                         554                      1,109
                                                  ----------     ------------   -----------     ----------- ---------
(Loss) income available to all shareholders...      $(6,783)            $338        $3,380          $1,104     $4,329
                                                 ===========     ===========   ============    ============ =========
Earnings per common share:
Before extraordinary item.....................       $(0.25)           $0.03                         $0.09
Extraordinary item, net of tax benefit........        (0.28)
                                                  ----------     ------------                   -----------
Net (loss) earnings per share.................       $(0.53)           $0.03                         $0.09
                                                 ===========     ===========                   ============
Weighted average common shares
outstanding...................................       12,715           11,871                        11,871


The accompanying notes are an integral part of these consolidated financial statements.

                                   CARSON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,   March 31,
                                                                                             1996         1996
                                                                                         (Restated -   (Restated-
                                                                                         See Note 15) See Note 15)
                                                                                         ------------ ------------
                                                                                           Dollars in 000s except
                                                                                          share and par value data
ASSETS
Current Assets
Cash and cash equivalents...............................................................     $ 4,191       $ 1,553
Accounts receivable (less allowance for doubtful accounts of $614 and $531
at December 31, 1996 and March 31, 1996, respectively)..................................      14,855        12,611
Accounts receivable due from AM Cosmetics...............................................         262
Inventories.............................................................................      10,572         8,486
Other current assets....................................................................       1,421         3,169
                                                                                         ------------ ------------
Total current assets....................................................................      31,301        25,819
                                                                                         ------------ ------------
Property, Plant and Equipment, at cost:
Land and improvements...................................................................         545           545
Buildings and improvements..............................................................       6,689         5,427
Machinery and equipment.................................................................       7,436         5,806
Furniture and fixtures..................................................................         396           277
Construction-in-progress................................................................       1,004           282
                                                                                         ------------ ------------
                                                                                              16,070        12,337
Less: accumulated depreciation..........................................................         981           351
                                                                                         ------------ ------------
                                                                                              15,089        11,986
                                                                                         ------------ ------------
Investment in AM Cosmetics..............................................................       3,187

Goodwill, net of accumulated amortization of $1,573 and $688 at
December 31, 1996 and March 31, 1996, respectively......................................      45,801        46,633

Other Assets............................................................................       2,151         3,542
                                                                                         ------------ ------------
Total Assets............................................................................    $ 97,529      $ 87,980
                                                                                         ============ ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable........................................................................     $ 7,065       $ 3,600
Accrued expenses........................................................................       4,451         5,354
Accrued expenses, directors and employees...............................................       1,333
Current maturities of long-term debt....................................................       2,600         3,010
                                                                                         ------------ ------------
Total current liabilities...............................................................      15,449        11,964
                                                                                         ------------ ------------
Long-term Debt..........................................................................      24,501        63,778
Other Liabilities.......................................................................       1,700         1,732
Deferred Income Taxes...................................................................                       731
Minority Interest in Subsidiary.........................................................       1,664

Commitments and Contingencies (Notes 11 and 14)
Stockholders' Equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding
Common stock:
Class A, voting, $.01 par value, 150,000,000 shares authorized, 4,996,568 shares issued
and outstanding as of December 31, 1996.................................................          50
Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 1,859,677 shares issued
and outstanding.........................................................................          19            19
Class C, voting, $.01 par value, 13,000,000 shares authorized, 8,127,937 and 9,510,323 shares issued and outstanding at December 31, 1996
and March 31, 1996, respectively........................................................          81            95
Paid-in capital.........................................................................      62,418         8,557
Notes receivable from employee shareholders, net of discount............................      (1,365)
(Accumulated deficit) Retained earnings.................................................      (5,679)        1,104
Foreign currency translation adjustment.................................................      (1,309)
                                                                                         ------------ ------------
Total stockholders' equity..............................................................      54,215         9,775
                                                                                         ------------ ------------
Total Liabilities and Stockholders' Equity..............................................    $ 97,529      $ 87,980
                                                                                         ============ ============

The accompanying notes are an integral part of these consolidated financial statements.



                                  CARSON, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                     Common Stock  Preferred Stock
                                    -------------- ---------------
                                                                                                                       Total
                                                                   Paid-in Retained  Valuation ESOP Debt Treasury  Stockholders'
                                     Shares Amount  Shares  Amount Capital Earnings Adjustment Guarantee   Stock      Equity
                                    ------- ------ -------- ------ ------- -------- ---------- --------- --------- --------------
                                                                          Amounts in 000s
PREDECESSOR
Balance, March 31, 1994............ 406,699 $1,220  606,752 $6,068    $214 $28,858         $      $(288)  $(6,373)      $29,699
Net income.........................                                          5,438                                        5,438
Cash dividends, preferred stock....                                         (1,109)                                      (1,109)
Reduction in ESOP debt guarantee...                                                                 288                     288
Issuance of treasury stock.........                                     94                                    232           326
Purchase of treasury stock.........                                                                          (567)         (567)
Unrealized gains on investments
available for sale, net of taxes...                                                        283                              283
                                    ------- ------ -------- ------ ------- -------- ---------- --------- --------- -------------
Balance, March 31, 1995............ 406,699  1,220  606,752  6,068     308  33,187         283             (6,708)       34,358
Net income.........................                                          3,934                                        3,934
Cash dividends, preferred stock....                                           (554)                                        (554)
Issuance of treasury stock.........                                                                           296           296
                                    ------- ------ -------- ------ ------- -------- ---------- --------- --------- -------------
Balance, August 22, 1995........... 406,699 $1,220  606,752 $6,068    $308 $36,567        $283       -    $(6,412)      $38,034
                                    ======= ====== ======== ====== ======= ======== ========== ========= ========= =============


                                  CARSON. INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                Class A       Class B        Class C
                             ------------- ------------- ---------------
                                                                                    Retained
                                                                                    Earnings
                                                                                  (Accumulated                           Total
                                                                                    Deficit)                   Notes   Stockholders'
                                                                         Paid-in   (Restated-  Translation  Receivable   Equity
                             Shares Amount Shares Amount  Shares  Amount Capital  See Note 15) Adjustment  from Officers (Restated
                                                                                                                       -See Note 15)
                             ------ ------ ------ ------ -------- ------ -------- ------------ ----------- ------------- -----------
                                                                           Amounts in 000s
COMPANY,
beginning August 23, 1995
Sale of common stock................           $      569    $ 6   5,799    $58  $11,936        $        $        $       $12,000
Issuance of common stock in
connection with acquisition.........                1,291     13   2,006     20    2,717                                    2,750
Carryover of predecessor basis......                               1,705     17   (6,096)                                  (6,079)
Net income, as restated.............                                                          1,104                         1,104
                                     ------ ------ ------ ------ -------- ------ -------- ---------- -------- --------- ----------
Balance, March 31, 1996.............                1,860     19   9,510     95    8,557      1,104                         9,775
Gain on sale of South African stock,
net.................................                                               2,808                                    2,808
Sale of common stock, net...........  3,113     31                                38,162                                   38,193
Conversion of Class C shares to
Class A shares......................  1,884     19                (1,884)   (19)
Reduction of debt from
shareholders........................                                               5,530                                    5,530
Net loss............................                                                         (6,783)                       (6,783)
Translation adjustment..............                                                                  (1,309)              (1,309)
Employee shareholder loans, less
discount............................                                                                            (1,365)    (1,365)
Incentive compensation and other....                                 502      5    7,361                                    7,366
                                     ------ ------ ------ ------ -------- ------ -------- ---------- -------- --------- ----------
Balance, December 31, 1996..........  4,997    $50  1,860    $19   8,128    $81  $62,418    $(5,679) $(1,309)  $(1,365)   $54,215
                                     ====== ====== ====== ====== ======== ====== ======== ========== ======== ========= ==========



    The accompanying notes are an integral part of these financial statements.


                                  CARSON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine-Month Period
                                                                       ------------------------------
                                                                                                   Twelve-Month Period
                                                                                            -------------------------------
                                                                                                                  Company
                                                                                                             August 23, 1995 to
                                                        Company       Company Unaudited    Predecessor        March 31,  Predecessor
                                                    April 1, 1996 to  August 23, 1995 to April 1, 1995 to        1996     Year ended
                                                      December 31,      December 31,       August 22,      (Restated-See   March 31,
                                                          1996              1995              1995            Note 15)         1995
                                                        ---------------- ------------------ ---------------- -------------- --------
                                                                                          Dollars in 000s
Operating Activities:
Net (loss) income......................................         $(6,783)              $338       $3,934         $1,104      $5,438
                                                        ---------------- ------------------ ------------ -------------- -----------
Adjustments to reconcile net (loss) income to net
cash provided by operating activities:
Depreciation and amortization..........................           1,896                776          502          1,331       1,085
Extraordinary item, net of tax benefit.................           3,527
Incentive compensation.................................           6,163
Provision for doubtful accounts........................             112                110
Deferred income taxes..................................            (957)                                           805          25
Other, net.............................................          (1,363)            (2,238)      (1,367)           701         394
Prepayment penalty on long-term debt...................          (1,328)
Changes in operating assets and liabilities, net
of acquisitions:
Accounts receivable....................................          (2,356)              (446)        (588)        (2,385)     (1,275)
Accounts receivable, related party.....................            (262)
Inventories............................................          (2,086)            (1,579)         190         (1,409)        467
Other current assets...................................           1,748                (89)        (546)          (970)        313
Accounts payable.......................................           3,465                366         (732)         1,285         755
Accrued liabilities....................................            (903)              (985)       1,688         (1,677)        479
Accrued liabilities, related party.....................           1,333
                                                        ---------------- ------------------ ------------ -------------- -----------
Total adjustments......................................           8,989             (4,085)        (853)        (2,319)      2,243
                                                        ---------------- ------------------ ------------ -------------- -----------
Net cash provided by (used in) operating
activities.............................................           2,206             (3,747)       3,081         (1,215)      7,681
                                                        ---------------- ------------------ ------------ -------------- -----------
Investing Activities:
Additions to property, plant and equipment.............          (3,805)              (624)        (375)        (1,470)       (974)
Long-term investments..................................          (3,000)
Proceeds from sales and maturities of investments......                                          21,428                     12,498
Package design costs...................................                                            (244)                      (356)
Acquisitions of business assets, net of cash
acquired...............................................                            (65,300)                    (65,300)
Purchases of investments...............................                                          (6,760)                   (15,704)
Other..................................................                                                                        299
                                                        ---------------- ------------------ ------------ -------------- -----------
Net cash (used in) provided by investing
activities.............................................          (6,805)           (65,924)      14,049        (66,770)     (4,237)
                                                        ---------------- ------------------ ------------ -------------- -----------
Financing Activities:
Proceeds from long-term borrowings.....................          32,704             58,550                      58,550
Principal payments on long-term debt...................         (67,876)              (500)                     (1,012)
Dividends paid, preferred stock........................                                            (554)                    (1,109)
Purchases of treasury stock............................                                            (296)                      (567)
Checks outstanding.....................................                                                                     (1,043)
Proceeds from sale of common stock.....................          38,193             12,000                      12,000
Proceeds from sale of subsidiary stock.................           4,216
                                                        ---------------- ------------------ ------------ -------------- -----------
Net cash provided by (used in) financing
activities.............................................           7,237             70,050         (850)        69,538      (2,719)
                                                        ---------------- ------------------ ------------ -------------- -----------
Net Increase (Decrease) in Cash and Cash Equivalents...           2,638                379       16,280          1,553         725
Cash and Cash Equivalents at Beginning of Period.......           1,553                           1,620                        895
                                                        ---------------- ------------------ ------------ -------------- -----------
Cash and Cash Equivalents at End of Period.............          $4,191               $379      $17,900         $1,553      $1,620
                                                        ================ ================== ============ ============== ===========
Cash paid during the period for:
Interest...............................................          $4,178             $3,034          $56         $3,991        $136
Income taxes...........................................          $2,421             $1,276         $457         $2,497      $2,654
Non-cash financing activities:
Long-term debt issued in Acquisition...................               $            $11,753            $        $11,753           $
Reduction of debt from shareholders....................          $5,530                  $            $              $           $

The accompanying notes are an integral part of these consolidated financial statements.


                                  CARSON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Organization and Business

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

  The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's more than 60 products are marketed under five principal brand names. Certain of the Company's international activities are conducted by its South African subsidiary.

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

  Certain previous shareholders of the Predecessor received 1,705,500 shares of Class A Common Stock in the acquisition. Such share interest has been carried over at such shareholders' proportionate equity in the book value of Aminco (predecessor basis in accordance with Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions."

  The purchase price of the Predecessor (net of carryover of negative predecessor basis of approximately $6.1 million) has been allocated as follows (in millions):

Current assets (including $17.9 of cash acquired)...   $37.9
Property, plant and equipment.......................    10.8
Goodwill............................................    47.2
Other assets........................................     4.5
Liabilities assumed.................................   (11.4)
                                                     --------
                                                       $89.0
                                                     ========

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

  The Company completed an initial public offering of 4,818,500 shares of its common stock on October 18, 1996. The Company used the proceeds of such offering to repay certain indebtedness (see Note 7). This repayment resulted in an extraordinary loss recorded at that time of approximately $3.5 million (net of tax) for prepayment penalties and the write-off of unamortized debt discount and deferred financing costs.

                               CARSON, INC.

  In October 1996, the Company amended its Certificate of Incorporation to change the authorized capital stock to Class A Common Stock, Class B Common Stock, Class C Common Stock and Preferred Stock (each with a par value of $.01 per share). Each share of the Company's former Class A Common Stock was converted into 11,370 shares of newly created Class C Common Stock, and each share of former Class B Common Stock was converted into 11,370 shares of newly created Class B Common Stock. These stock conversions have been given retroactive recognition in the accompanying financial statements.

Note 2. Significant Accounting Policies

 Change in Fiscal Year

  Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31 in order to conform the Company's financial reporting year to the natural business year of its industry.

Principles of Consolidation

  The accompanying financial statements include the accounts of the Company and its wholly owned subsidiaries and the Predecessor. All significant intercompany transactions and accounts have been eliminated.

Inventories

  Inventories are valued at the lower of First-In, First-Out (FIFO) cost or market. See Note 15.

Property, Plant and Equipment

  Property, plant and equipment is recorded at assigned values or cost less an allowance for depreciation. The Company capitalizes eligible expenditures with a cost greater than $1,000. Depreciation is computed using the straight-line method over the following estimated useful lives:

Buildings................. 42 years
Land improvements......... 20 years
Machinery and equipment... 12 years
Furniture and fixtures.... 10 years
Office equipment..........  8 years
Vehicles..................  5 years
Information systems.......  5 years

Intangible Assets

  Goodwill is amortized over 40 years using the straight-line method. Debt issue costs are amortized on the interest method over the life of the related debt. Patents are amortized using the straight-line method over 17 years. Trademarks are amortized using the straight-line method over 40 years. The Company periodically assesses the recoverability of intangible assets based on judgments as to future undiscounted cash flows from operations.

Income Taxes

  Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

                              CARSON, INC.

Revenue Recognition

  Revenue from sales of manufactured goods is recognized upon shipment to customers.

Research and Development Costs

  Research and development costs (principally for new products) are expensed as incurred and aggregated $349,000 for the nine-month period ended December 31, 1996, $250,000 for the period August 23, 1995 to March 31, 1996, $160,000 for the period from April 1, 1995 to August 22, 1995 and $323,000 for the year ended March 31, 1995. These costs are included in general and administrative expenses in the accompanying statements of operations.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

  Assets and liabilities of the Company's South African operations are translated from South African Rand into U.S. dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of stockholders' equity.

Net (Loss) Earnings Per Share

  Net (loss) earnings per share is computed by dividing net income by weighted average common shares outstanding. In accordance with the rules of the Securities and Exchange Commission, all shares of common stock issued prior to the Company's initial public offering are included in weighted average shares outstanding as if they were issued at the Company's formation.

Supplementary Net (Loss) Earnings Per Share

  Supplementary net (loss) earnings per share is computed as if the Company's shares issued in its initial public offering of 3,113,000 were issued at the beginning of the Company's formation and interest related to debt that was paid off with proceeds is added back. Supplementary net (loss) earnings per share was $(0.33), $0.13 and $0.26 for the periods April 1, 1996 to December 31, 1996, August 23, 1995 to December 31, 1995 and August 23, 1995 to March 31, 1996, respectively.

Cash and Cash Equivalents

  Cash and investments with maturities of three months or less when purchased are considered cash equivalents.

Fair Value of Financial Instruments

  The carrying values of cash and cash equivalents, accounts receivable, inventories, investment in AM Cosmetics preferred stock, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of the instruments. The carrying value of long-term debt approximates fair value.

                         CARSON, INC.

Reclassification

  Certain prior period balances have been reclassified to conform with current year presentation.

Note  3. Inventories

  Inventories at December 31, 1996 and March 31, 1996 are summarized as follows (in 000s):

                       (Restated - See Note 15)
                        December 31, March 31,
                            1996        1996
                        ------------ ---------
Raw materials.....            $7,017    $4,562
Work-in-process...             1,236     1,002
Finished goods....             2,319     2,922
                         ------------ ---------
Total.............           $10,572    $8,486
                          ============ =========
Note 4. Other Current Assets

  Other current assets at December 31, 1996 and March 31, 1996 consist of the following (in 000s):

                                                         December 31, March 31,
                                                             1996        1996
                                                        ------------ ---------
Deferred income taxes (as restated- see note 15)..               $203      $860
Income tax receivable...                                          872
Prepaid interest........                                                  1,090
Prepaid other...........                                          346     1,219
                                                       ------------ ----------
Total...................                                    $1,421    $3,169
                                                       ============ =========

Note 5. Property, Plant and Equipment

  Depreciation expense for the nine months ended December 31, 1996 and December 31, 1995 was $672,000 and $586,000, respectively. For the periods from August 23, 1995 to March 31, 1996, April 1, 1995 to August 22, 1995 and April 1, 1994
to March 31, 1995, depreciation expense was $351,000, $322,000 and $679,000, respectively.

Note 6. Other Assets

  Other assets at December 31, 1996 and March 31, 1996 are summarized as follows (in 000s):

                                  December 31, March 31,
                                      1996        1996
                                  ------------ ---------
Deferred financing costs.........        $ 937    $3,275
Deferred tax asset...............          935
Prepaid interest.................                    433
Patents..........................          184       152
Trademarks and other.............          128
                                  ------------ ---------
                                         2,184     3,860
Less: accumulated amortization...           33       318
                                  ------------ ---------
Total............................       $2,151    $3,542
                                  ============ =========

Note 7. Long-Term Debt

  Long-term debt at December 31, 1996 and March 31, 1996 is summarized as follows (in 000s):

                                                December 31, March 31,
                                                    1996        1996
                                                ------------ ---------
Term Loans.....................................      $24,350   $29,000
Revolving line of credit.......................        2,052     7,500
Senior subordinated notes, interest at 12.5%...                 16,693
Subordinated notes, interest at 15%............                  2,004
Junior subordinated notes, interest at 10%.....                 11,544
Other..........................................          699        47
                                                ------------ ---------
                                                      27,101    66,788
Less: current portion..........................        2,600     3,010
                                                ------------ ---------
                                                     $24,501   $63,778
                                                ============ =========

  Annual maturities of outstanding indebtedness at December 31, 1996 are as follows (in 000s):

                            December 31,
                                1996
                            ------------
1997.......................       $2,600
1998.......................        2,840
1999.......................        2,891
2000.......................        2,745
2001.......................        2,623
Thereafter.................       13,402
                            ------------
                                  27,101
Less: Current maturities...        2,600
                            ------------
Long-term portion..........      $24,501
                            ============

  The Company used the proceeds from its initial public offering to retire the senior subordinated notes, subordinated notes and junior subordinated notes. As a result, during the nine months ended December 31, 1996, the Company incurred $3.5 million (net of the related tax benefit of $2.4 million) of debt-related charges and write-offs reflected in the accompanying Statements of Operations as an extraordinary item. In addition, as a result of negotiation with shareholders, the Company reduced a portion of the junior subordinated notes held by such shareholders totaling $5.5 million which is reflected as a capital addition in the Statement of Shareholders' Equity.

  In October 1996, the Company replaced its credit agreement with a new facility (the "New Senior Bank Facility") that includes (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and (iii) a $15.0 million revolving credit facility, including up to $5.0 million of letters of credit. Aggregate borrowings under the revolving credit facility and outstanding letters of credit may not exceed the Borrowing Base, which equals the sum of
(i) 80% of Eligible Accounts Receivable and (ii) 50% of Eligible Inventory. The amount available for borrowing under the revolver at December 31, 1996 was $12.9 million. Term loan A, term loan B and the revolving credit facility mature in September 2002, 2003 and 2002, respectively. Term loan A amortizes in quarterly installments of $625,000, term loan B amortizes in quarterly installments of $25,000 through September 2002 and in quarterly installments of $2,350,000 beginning in December 2002.

  The term loan A and revolving credit facility bear interest at the applicable prime rate plus 0.5% or LIBOR plus 2.0% and have a final maturity of six years. The term loan B bears interest at the applicable prime rate plus 1.0% or LIBOR plus 2.5% and has a final maturity of seven years. The New Senior Bank Facility contains less restrictive covenants compared to the previous facility, since the Company is substantially less leveraged following the Offering.

                                  CARSON, INC.

  The Credit Agreement provides for (i) a commitment fee of 0.5% per annum on the unutilized portion of the revolving credit facility, (ii) a fee of 2.0% per annum on the maximum amount available to be drawn under letters of credit, and
(iii) a letter of credit issuance fee.

  The obligations of Carson Products under the New Senior Bank Facility are secured by substantially all of Carson Products' (and its subsidiaries) assets, as well as by a pledge of the capital stock of Carson Products. The New Senior Bank Facility is guaranteed by the Company and each present and future subsidiary of Carson Products (other than Carson South Africa and its subsidiaries). The New Senior Bank Facility contains covenants with respect to, among other things, (i) maintenance by Carson Products of certain total interest coverage ratios, fixed charge coverage ratios and leverage ratios, and
(ii) restrictions on the incurrence of additional liens or indebtedness. The New Senior Bank Facility contains restrictions on the payment of any cash dividends except for dividends or distributions payable in shares of capital stock.

Note 8. Accrued Liabilities

  Accrued liabilities at December 31, 1996 and March 31, 1996 consisted of the following (in 000s):

                             December 31, March 31,
                                 1996        1996
                             ------------ ---------
Compensation and benefits...       $1,587    $2,227
Advertising.................        1,070     1,340
Self-insurance..............          719       927
Interest....................          240       384
Income tax payable..........          493        -
Other.......................          342       476
                             ------------
---------
                                   $4,451    $5,354
                             ============ =========

Note 9. Income Taxes

  The following is a reconciliation of the statutory tax rate on (loss) income from continuing operations to the Company's effective tax rate for the periods noted:

                                        Company                 Predecessor           Company          Predecessor
                            --------------------------------- ---------------- ---------------------- --------------
                                              Unaudited                          Aug. 23, 1995 to
                            April 1, 1996 to Aug. 23, 1995 to April 1, 1995 to    March 31, 1996       Year Ended
                            Dec. 31, 1996   Dec. 31, 1995      Aug. 22, 1995   (Restated-See note 15) March 31, 1995
                            ------------- ------------------- ---------------- ---------------------- --------------
Statutory rate.............       (34.0)%              34.0 %           34.0 %                 34.0 %         34.0 %
State income taxes
(net of federal benefit)...        (2.6)%               2.6 %            4.0 %                  4.0 %          4.0 %
Foreign taxes..............        33.8 %              21.5 %                                  21.5 %
Foreign tax credit.........       (33.8)%             (21.5)%                                 (21.5)%
Permanent differences:
Incentive Compensation.....        93.9 %
Goodwill...................        21.8 %              24.3 %                                  16.0 %
Other taxes................        33.8 %                               (1.7)%                                (2.2)%


Effective rate.............       112.9 %              60.9 %           36.3 %                 54.0 %         35.8 %

                                  CARSON, INC.

Note 9. Income Taxes (continued)

  Income tax expense (benefit) for the periods noted include the following (in
000s):

                                                                      Twelve-Months
                                                              ----------------------------
                                                        Nine-Months
                                                ---------------------------
                                            Company            Predecessor      Company     Predecessor
                                  --------------------------- ------------- -------------- --------------
                                                                             Aug. 23, 1995
                                                Aug. 23, 1995                     to
                                  April 1, 1996       to      April 1, 1995 March 31, 1996
                                       to       Dec. 31, 1995       to       (Restated-See   Year ended
                                  Dec. 31, 1996   Unaudited   Aug. 22, 1995    Note 15)    March 31, 1995
                                  ------------- ------------- ------------- -------------- --------------
Current:
Federal..........................       $1,685           $117       $ 1,744           $204       $ 2,760
State............................          405             19           333             33           294
Foreign..........................          594            177           104            310            95
                                  ------------- ------------- ------------- -------------- --------------
Total current provision..........        2,684            313         2,181            547         3,149
Deferred:
Federal..........................         (749)           102            52            546            23
State............................         (269)            65            10            102             2
Foreign..........................           61             47                           82
                                  ------------- ------------- ------------- -------------- --------------
Total deferred provision.........         (957)           214            62            730            25
Total provision for continuing
operations.......................        1,727            527         2,243          1,277         3,174
                                  ------------- ------------- ------------- -------------- --------------
Benefit for extraordinary item...       (2,351)
Benefit for accounting change....                                                                   (147)
Total income tax (benefit)
expense..........................       $ (624)         $ 527       $ 2,243        $ 1,277       $ 3,027
                                  ============= ============= ============= ============== ==============

  The effects of temporary differences which gave rise to the deferred tax asset and liability at December 31, 1996 and at March 31, 1996 are as follows (in 000s):

                                                                  Restated (See Note 15)

                                                     December 31, 1996              March 31, 1996
                                            ------------------------------  -------------------------------
                                            Current       Long-term         Current             Long-term
                                            -----------   ----------------  ---------------   --------------

Deferred domestic tax assets related to:
Deferred compensation........................     $           $ 643             $                     $638
Accrued expenses.............................     813                           522                    188
Package design costs.........................                   533                                    412
Allowance for doubtful accounts..............     219                           199
Foreign tax credit carryforward..............                   702
NOLcarryforward..............................                   241
Inventories..................................      14                           125
Other........................................                   116              14
                                              -------- -------------       ------- ----------------------
                                                1,046         2,235             860                  1,238
Deferred domestic tax liabilities related to:
Inventories..................................    (752)                          (-)                   (801)
Property, plant and equipment................                (1,300)                                (1,168)
Other........................................     (91)
                                              -------- -------------       ------- ----------------------
                                                 (843)       (1,300)            (-)                 (1,969)
                                              -------- -------------       ------- ----------------------
Deferred domestic tax asset (liability)......   $ 203         $ 935            $860                  $ (731)
                                              -------- -------------        ------- ----------------------
Deferred foreign tax liability...............       $        $ (106)            $                      $(54)
                                              -------- -------------        ------- ----------------------

                                  CARSON, INC.

  Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($5.7 million at December 31, 1996 and $1.0 million at March 31, 1996) because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently invested, an additional deferred tax liability of approximately $712,500 and $125,000 would have been provided as of December 31, 1996 and March 31, 1996, respectively. The foreign tax credit and NOL carryforward of $0.7 million and $0.5 million expire at December 31, 2001 and December 31, 2011, respectively.

Note 10. Employee Benefit Plans

  The Company has a profit sharing plan which covers substantially all its U.S. employees. Contributions to the plan are discretionary, as determined by the Board of Directors. Contributions are made on an annual basis. The Company contributed $401,000 to the plan for the period from April 1, 1996 to December 31, 1996 and $246,000 to the plan for the period from August 23, 1995 to March 31, 1996.

  The Company is obligated for retirement benefits to a former employee for the remainder of his (and his spouse's) life. The expected present value of this obligation ($1.6 million at December 31, 1996 and $1.7 million at March 31,
1996) is classified in other liabilities in the accompanying balance sheets.

  The Company provides postretirement health care benefits to a limited number of key executives. The accumulated postretirement benefit obligation ("APBO") was $517,000 at December 31, 1996 and $499,000 at March 31, 1996. For
measurement purposes, the cost of providing medical benefits was assumed to increase by 10% in the fiscal year ended December 31, 1996, decreasing to an annual rate of 8% after December 31, 1999. The medical cost trend rate assumption could have an effect on amounts reported. For example, an increase of 1% in the assumed rate of increase would have an effect of increasing the APBO by $63,000 and the net periodic postretirement benefit cost by $23,000. The weighted average discount rate used in determining the APBO was 8%. Net periodic postretirement benefit cost for the period from August 23, 1995 to March 31, 1996 was $9,000. Net periodic postretirement benefit cost for the period from April 1, 1996 to December 31, 1996 was $18,000.

  The Company recognized $0.8 million of compensation expense during the quarter ended June 30, 1996 relating to anticipated costs under certain equity-based long-term incentive compensation arrangements (such awards and compensation expense are based upon the fair market value of the Company at the time of the initial public offering). Such arrangements were awarded originally as stock appreciation rights ("SARs"). During 1996, the SARs were amended and converted to immediately exercisable stock purchase rights, on a complete or partial basis, as agreed to by the Company and the awardee.The SARs entitled the holder to a specified value (determined as a percentage of the Company's equity value) over a fixed base value subject to five year vesting requirements (or earlier upon a public offering or sale of the Company). Upon amendment and conversion, the SAR rights were cancelled (and replaced with accelerated, immediately exercisable stock purchase rights). These rights have a fixed purchase price equal in amount to the canceled SARs fixed base value.

  During August 1996, pursuant to the terms of the accelerated, immediately exercisable stock purchase rights, several outside directors purchased 115,373 shares of Common Stock at approximately $2.17 per share for an aggregate purchase price of $250,000 and members of senior management purchased 385,818 shares of Common Stock at approximately $4.21 per share for an aggregate purchase price of $1.6 million. The purchase of such shares by senior management was financed with $1.4 million (net of discount) in noninterest bearing long-term full recourse loans from the Company. The incentive compensation expense represents the excess of the initial public offering price over the actual purchase price of these shares plus certain cash payments. In connection with the South African offering, the Company also issued shares of the subsidiary to certain members of its management; the Company recorded compensation expense of approximately $0.3 million for these share awards.

                                 CARSON, INC.

Note 11. Contingencies

  The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the business or financial condition and operations of the Company.

Note 12. U.S. and Foreign Operations

  The Company's operations are located in the United States and South Africa. Financial information by geographic area is as follows (in 000s):

                                                                                      Twelve Months
                                                                         ---------------------------------------
                                                                    Nine Months

                                                         --------------------------------

              (UNAUDITED)                           Company                 Predecessor          Company        Predecessor
                                        -------------------------------- ---------------- ---------------------------------
                                        April 1, 1996 to August 23, 1995 April 1, 1995 to    August 23, 1995     YearEnded
                                          December 31,   to December 31,    August 22,        March 31, 1996     March 31,
                                              1996            1995             1995       (Restated-See Note 15)  1995
                                        ---------------- --------------- ---------------- ---------------------------------
Net sales:
United States:
Domestic...............................         $42,855         $17,386           $20,189               $30,676    $47,111
Export.................................           8,274           3,304             4,407                 6,494      7,382
South Africa...........................           8,809           2,983             2,258                 4,295      3,633
                                        ---------------- --------------- ---------------- ---------------------------------
 .......................................         $59,938         $23,673           $26,854               $41,465    $58,126
Operating income:
United States..........................            $723          $3,096            $4,733                $5,713     $7,852
South Africa...........................           1,728             374               363                   973        363
                                        ---------------- --------------- ---------------- ---------------------------------
 .......................................          $2,451          $3,470            $5,096                $6,686     $8,215
Identifiable assets (at end of period):
United States..........................         $95,283         $82,109                                $ 84,886    $42,585
South Africa...........................          11,529           2,953                                   4,404      2,113
Eliminations...........................          (9,283)           (971)                                 (1,310)      (835)
                                        ---------------- ---------------                  ---------------------------------
 .......................................         $97,529         $84,091                                 $87,980    $43,863



  Transfers of products from the United States to South Africa were not material during the periods presented above. Export sales from the United States include sales to customers in Europe, the Caribbean and Africa.

Note 13. Financial Information of Carson, Inc. (Parent Company)

  The assets of Carson, Inc. on an unconsolidated basis consist solely of its investment in Carson Products Company. During the period from April 1, 1996 to December 31, 1996, and for the period from August 23, 1995 to March 31, 1996, the results of operations of Carson, Inc. consisted solely of its equity in the earnings of Carson Products Company and its cash flows consisted solely of the cash provided by financing activities of $42.4 million and $12.0 million, respectively, from the sale of its common stock and cash used in investing activities of $42.4 million and $12.0 million, respectively, for its investment in Carson Products Company.

Note 14. Certain Relationships and Related Transactions

 Morningside

  Carson Products and Morningside Capital Group, L.L.C., ("Morningside") entered into a Management Assistance Agreement dated August 23, 1995 (the "Management Agreement"), pursuant to which Morningside

                                  CARSON, INC.

     agreed to supply the services of a principal member of Morningside to the Company to provide certain advice and assistance. Such services are provided for a fee of $350,000 per year, payable on a monthly basis in advance plus reimbursement for out-of-pocket expenses. The termination date of the Management Agreement is August 23, 1998; however, the term of the agreement shall continue after such termination date until terminated by not less than 30 days' advance notice by either party.

  In connection with the Acquisition, Morningside received fees of $500,000 from the Company for arranging and negotiating the financing for the Acquisition and performing other consulting and financial advisory services and was reimbursed by the Company for certain related expenses. Under the Management Agreement, the Company paid Morningside approximately $25,000 in fiscal 1996 for reimbursement of out-of-pocket expenses. Morningside received a fee of $100,000 for arranging and negotiating the terms of the New Senior Bank Facility and performing other consulting and financial advisory services. In addition, the Company reimbursed Morningside for approximately $35,000 of out-of-pocket expenses incurred in connection with the initial public offering. From time to time Morningside may provide additional financial advisory services to the Company, for which Morningside will receive usual and customary compensation.

 Fees Related to the Acquisition

  A corporation in which the Company's former chief financial officer serves as President and is a principal stockholder, was paid $290,000 and received 159,180 shares of the Company's Class C Common Stock from the Company in connection with financial advisory services related to the Acquisition. A law firm in which a director and shareholder of the Company serves as President and Chief Executive Officer was paid approximately $690,000 for services rendered in arranging the equity investment in the Company in connection with the Acquisition. A principal lender and a shareholder of the Company received fees and reimbursement of out-of-pocket expenses totalling $1,783,000 in connection with the Acquisition.

 AM Cosmetics

  Morningside AM Acquisition Corp. ("AM Acquisition"), entered into a Subscription Agreement dated as of June 26, 1996 (the "Subscription Agreement") with Carson Products, providing for the purchase by Carson Products of 300 shares of cumulative Payment in Kind Preferred Shares (the "PIK Preferred Shares") issued by AM Acquisition, at a price of $10,000 per share. AM Acquisition was formed by Morningside on behalf of an investor group to acquire the assets of Arthur Matney Co., Inc. Certain key management personnel and shareholders of the Company are also key management and shareholders of AM Cosmetics. AMCosmetics sells three brands of "budget" cosmetics, one of which is targeted at the African-American consumer. The PIK Preferred Shares are non-voting and are entitled to cumulative dividends payable quarterly in additional PIK Preferred Shares at a rate of 12% per annum. Additionally, the PIK Preferred Shares are subject to redemption in whole at the option of Carson Products on or after July 1, 2005, at the stated value per share (which is $10,000 per share) plus an amount in cash equal to all accrued and unpaid dividends on the PIK Preferred Shares.

     Concurrent with its investment in AM Acquisition, Carson Products entered into a Management Agreement (the "Carson-AM Management Agreement") with AM Cosmetics, pursuant to which Carson Products agreed to manage the business operations of, and provide certain other services to AM Cosmetics. In return for the management and other services it will provide, Carson Products is entitled to fees equal to 1%of AM Cosmetics' annual net sales subject to a minimum of $500,000 per annum. The Carson-AM Management Agreement expires on June 26, 2004 unless terminated earlier, or renewed for an additional three-year period at AM Cosmetics' option by giving Carson Products written notice thereof at least 180 days prior to the expiration date. Either

                              CARSON, INC.

party may terminate the AM Management Agreement by providing the other party with written notice, at least 360 days in advance if terminated by Carson Products and 60 days in advance if terminated by AM Cosmetics.

Note 15. Change in Accounting Method

  Effective June 30 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market. The effect of this change has been reflected in all periods presented in these financial statements. This change in valuing inventories was made in order to provide conformity among all of the Company's subsidiaries as well as to conform with general industry practices. As a result of this change in accounting method, cost of goods sold increased and net income decreased for the period ended March 31, 1996 by $177,000 and $102,000, respectively. In addition, inventories decreased by $177,000, retained earnings decreased by $102,000 and deferred income taxes decreased by $75,000 as of March 31, 1996 and December 31, 1996. The effect on all other periods presented was not significant.

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Proposal Number 1 - Election of Directors" on pages 8-10 of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders. Reference is also made to Item 4, Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.
      Section 16(a) of the Exchange act requires the directors, executive officers and persons who own beneficially more than 10% of certain equity securites of the Company to file reports of ownership with the Commission. Copies of all such reports are required to be furnished to the Company. Based on the reports received by the Company (and on written representations from the reporting persons), the Company believes that each of the Company's directors, officers and 10% beneficial owners of its Class A Common Stock failed to file on a timely basis the required Form 3 at the time the Company's registration statement for its initial public offering was declared effective by the Commission. In addition, the following insider filings were delinquent: Lawrence Bathgate, Form 4 and 5 with respect to one transaction not filed on a timely basis; Bradford N. Creswell, Form 4 with respect to one transaction not filed on a timely basis; Arthur P. Gnann, III, Form 4 with respect to one transaction not filed on a timely basis; James L. Hudson, Form 4 with respect to one transaction not filed on a timely basis; Joyce M. Roche, Form 4 with respect to one transaction not filed on a timely basis; Vincent A. Wasik, Form 4 with respect to one transaction not filed on a timely basis.

Item 11.  Executive Compensation

      This information is incorporated herein by reference to "Compensation and Other Transactions with Executive Officers and Directors - Executive Officer Compensation" on pages 14-22 of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This information is incorporated herein by reference to "Principal Stockholders" and "Stock Ownership of Directors and Executive Officers" on pages 2-4 and 14, respectively, of the Company's Proxy Statement to be filed for its 1997 Annual Meeting of Stockholders.

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

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are incorporated by reference herein:

      1.    Financial Statements


     Item 8 filed with this Form 10-K/A, contains the Balance Sheet as of December 31, 1996 (as restated) and March 31, 1996 (as restated), the related statements of operations, shareholders' investment and cash flows for the following periods: Company April 1, 1996 through December 31, 1996, Unaudited Company August 23, 1995 to December 31, 1995, Predecessor April 1, 1995 to August 22, 1995, Company August 23, 1995 to March 31, 1996 (as restated) and Predecessor year ended March 31, 1995 and the related reports of Deloitte Touche LLP and Price Waterhouse LLP. The financial statements included herein include the following:

     Balance Sheets (as restated)-- December 31, 1996 and March 31, 1996

     Statements of Operations for the following periods: April 1, 1996 to December 31, 1996; August 23, 1995 to December 31, 1995 (unaudited); April 1, 1995 to August 22, 1995; August 23, 1995 to March 31, 1996 (as restated); and April 1, 1994 to March 31, 1995

     Statement of Shareholders' Equity for the following periods: April 1, 1996 to December 31, 1996 (as restated); August 23, 1995 to March 31, 1996 (as restated); April 1, 1995 to August 22, 1995; and April 1, 1994 to March 31, 1995

     Statements of Cash Flows for the following periods: April 1, 1996 to December 31, 1996; August 23, 1995 to December 31, 1995 (unaudited); April 1, 1995 to August 22, 1995; August 23, 1995 to March 31, 1996 (as restated); and April 1, 1994 to March 31, 1995

      2.  Financial Statement Schedule

     Schedule II -- Valuation and Qualifying Accounts for the following periods:
Nine months ended December 31, 1996, August 23, 1995 to March 31, 1996, April 1, 1995 to August 22, 1995 and April 1, 1994 to March 31, 1995.


      3.  Exhibits incorporated by reference or filed with this report

--------------------------------------------------------------------------------
Number            Description
--------------------------------------------------------------------------------
*3.1 ...........  Amended and Restated Articles of Incorporation
--------------------------------------------------------------------------------
*3.2 ...........  By-laws of Registrant
--------------------------------------------------------------------------------
*4 .............  Form of Commnon Stock Certificate
--------------------------------------------------------------------------------
*9 .............  Voting Trust Agreement
--------------------------------------------------------------------------------
*10.1 ..........  Employment Agreement dated as of August 23, 1995, as amended as of July 31, 1996, between Carson Products Company and Dr. Leroy Keith
--------------------------------------------------------------------------------
*10.2 ..........  Employment Agreement dated as of July 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Joyce
                    M. Roche
--------------------------------------------------------------------------------
*10.3 ..........  Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Dennis
                    E. Smith
--------------------------------------------------------------------------------
*10.4 ..........  Employment Agreement dated as of April 1, 1996, as amended as of July 31, 1996, between Carson Products Company and Sharon
                    A. Davis
--------------------------------------------------------------------------------
*10.5 ..........  Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and John
                    P. Brown, Jr.
--------------------------------------------------------------------------------
*10.6 ..........  Employment Agreement dated as of June 22, 1995, as amended as of July 31, 1996, between Carson Products Company and Dr. Donald Cowser
--------------------------------------------------------------------------------
*10.7 ..........  Employment Agreement dated as of September 1, 1995, as amended as of July 31, 1996, between Carson Products Company and Arthur P. Gnann III
--------------------------------------------------------------------------------
*10.8 ..........  Employment Agreement dated as of September 1, 1995, as amended as of July 31,  1996,  between  Carson  Products  Company  and
                  Allena Lee-Brown
--------------------------------------------------------------------------------
*10.9 ..........  Employment Agreement dated as of March 11, 1996, as amended as of July 31, 1996,  between Carson Products  Company and Miriam
                  Muley
--------------------------------------------------------------------------------
*10.10 .........  Management Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Captial Group L.L.C.
--------------------------------------------------------------------------------
*10.11 .........  Management  Agreement  dated  as of June  26,  1996  between
                    Carson Products Company and AM Cosmetics, Inc.
--------------------------------------------------------------------------------
*10.12 .........  Subscription  Agreement  dated  as of June  26,  1996  between
                  Carson Products Company and Morningside AM Acquisition Corp.
--------------------------------------------------------------------------------
*10.13 .........  Carson, Inc. 1996 Long-term Incentive Plan
--------------------------------------------------------------------------------
*10.14 .........  Carson, Inc. 1996 Non-Employee Directors Equity Incentive
                    Program
--------------------------------------------------------------------------------
*10.15 .........  Subscription Agreement dated as of August 23, 1995 by and among the Registrant and Investors set forth in Schedule I
--------------------------------------------------------------------------------
*10.16 .........  Subscription Agreement dated as of August 23, 1995 by and among the Registrant and DNL Partners,Limited Partnership
--------------------------------------------------------------------------------
*10.17 .........  Subscription  Agreement  dated as of  August  23,  1995 by and among the Registrant, Indosuez Carson Partners and Indosuez CM
                  II, Inc.
--------------------------------------------------------------------------------
*10.18 .........  Subscription Agreement dated as of August 15, 1996 by and among the Registrant and the indivudials (outside directors) named therein
--------------------------------------------------------------------------------
*10.19 .........  Subscription Agreement dated as of August 15, 1995 by and among the Registrant and the individuals (members of
                    senior management) named  therein
--------------------------------------------------------------------------------
*10.20 .........  Licensing Agreement dated April 7, 1994, as amended May 14,
                    1996, between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
--------------------------------------------------------------------------------
*10.21 .........  Distribution Agreement dated May 14, 1996 between Carson
                    Products Company and Carson Products Company S.A. (Proprietary) Limited
--------------------------------------------------------------------------------
*10.22 .........  Promissory note between Joyce Roche and the Registrant
--------------------------------------------------------------------------------
*10.23 .........  Promissory note between John P. Brown and the Registrant
--------------------------------------------------------------------------------
*10.24 .........  Promissory note between Dennis Smith and the Registrant
--------------------------------------------------------------------------------
*10.25 .........  Promissory note between Donald Cowsar and the Registrant
--------------------------------------------------------------------------------
*10.26 .........  Promissory note between Arthur P. Gnann, III and the
                    Registrant
--------------------------------------------------------------------------------
*10.27 .........  Promissory note between Sharon A. Davis and the Registrant
--------------------------------------------------------------------------------
*10.28 .........  Pledge agreement dated August 13, 1996 between Arthur P.
                    Gnann, III and the Registrant
--------------------------------------------------------------------------------
*10.29 ......... Pledge agreement dated August 13, 1996 between Sharon A. Davis and the Registrant
--------------------------------------------------------------------------------
*10.30 ......... Pledge agreement dated August 13, 1996 between Dr. Donald
                    Cowser and the Registrant
--------------------------------------------------------------------------------
*10.31 ......... Pledge agreement dated August 13, 1996 between John P. Brown and the Registrant
--------------------------------------------------------------------------------
*10.32 .........  Pledge agreement dated August 13, 1996 between Miriam Muley and the Registrant
--------------------------------------------------------------------------------
*10.33 .........  Pledge agreement dated August 13, 1996 between Joyce Roche and the Registrant
--------------------------------------------------------------------------------
*10.34 .........  Pledge agreement dated August 13, 1996 between Dennis Smith and the Registrant
--------------------------------------------------------------------------------
**10.35 ..........  New Senior Bank Facility (including exhibits) dated as of
                    October 18, 1996

--------------------------------------------------------------------------------
13 ..............  Annual Report to Shareholders for the nine months ended
                    December 31, 1996
--------------------------------------------------------------------------------
*16 .............  Letter regarding Change in Certifying Accountant from Price
                    Waterhouse LLP
--------------------------------------------------------------------------------
*21 .............  Subsidiaries of the Registrant
--------------------------------------------------------------------------------
23 ..............  Consent of Deloitte Touche LLP
--------------------------------------------------------------------------------
23.1 ............  Consent of Price Waterhouse LLP
--------------------------------------------------------------------------------
27 ..............  Financial Data Schedule
--------------------------------------------------------------------------------

* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 1996 [File No. 333-10191] and the amendments thereto.

** Incorporated herein by reference to the Registrant's Transition Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1997.

(b)  No reports on Form 8-K were filed during the last quarter of 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARSON, INC.



Date: October 9, 1997                     By: /s/  Dr. Leroy Keith
                                          Dr. LeRoy Keith
                                          Chairman,  Chief  Executive  Officer
                                          and Director


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.




Date: October 9, 1997                     By: /s/ Dr. Leroy Keith
                                          Dr. LeRoy Keith
                                          Chairman,  Chief  Executive  Officer
                                          and Director



Date: October 9, 1997                     By: /s/ Joyce M. Roche
                                          Joyce M. Roche
                                          President   and   Chief    Operating
                                          Officer and Director



Date:October 9, 1997                      By: /s/ Dennis E. Smith
                                          Dennis E. Smith
                                          Executive Vice President,  Sales and
                                          Director



Date: October 9, 1997                     By: /s/ Lawrence E. Bathgate, II
                                          Lawrence E. Bathgate, II
                                          Director



Date: October 9, 1997                     By: /s/ Abbey J. Butler
                                          Abbey J. Butler
                                          Director



Date: October 9, 1997                     By: /s/  Suzanne de Passe
                                          Suzanne de Passe
                                          Director



Date: October 9, 1997                     By: /s/ Melvyn J. Estrin
                                          Melvyn J. Estrin
                                          Director



Date: October 9, 1997                     By: /s/ James L. Hudson
                                          James L. Hudson
                                          Director

Date: October 9, 1997                     By: /s/ Jack Kemp
                                          Jack Kemp
                                          Director



Date: October 9, 1997                     By: /s/ John L. Sabre
                                          John L. Sabre
                                          Director



Date: October 9, 1997                     By: /s/ Vincent A. Wasik
                                          Vincent A. Wasik
                                          Director



Date: October 9, 1997                     By: /s/ Robert W. Pierce
                                          Robert W. Pierce
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Chief Accounting Officer)

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
