Form 10-Q
period 1997-09-30
CARSON INC
filed 1997-11-14
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

                        For the quarterly period ended September 30, 1997

                                               or

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




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes x No


     At October 29, 1997, 5,033,248 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                   CARSON, INC.

                       INDEX

Part I.  Financial Information                                          Page

         Item 1.

         Condensed Consolidated Balance Sheets
         September 30, 1997 and December 31, 1996.........................  3

         Condensed Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 1997 and 1996..........  4

         Condensed Consolidated Statements of Cash Flow
         Nine Months Ended September 30, 1997 and 1996.................... 5

         Notes to Condensed Consolidated Financial Statements............. 6-9

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................10-14


Part II.  Other Information...............................................15



         Signatures....................................................... 16

                                                         2
Carson, Inc.
Condensed Consolidated Balance Sheets
September 30, 1997 and December 31, 1996
(In thousands)

                                                                                           September 30,              December 31,
                                    ASSETS                                                      1997                      1996
                                                                                            (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                       $            4,987        $            4,191
       Accounts receivable (less allowance for doubtful accounts and returns of
        $3,054 and $614 at September 30, 1997 and December 31, 1996, respectively)                 26,259                    15,117
       Inventories, net                                                                            18,413                    10,572
       Other current assets                                                                           723                     1,421
                       Total current assets                                                        50,382                    31,301

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                                     19,314                    15,089

INVESTMENT IN AM COSMETICS                                                                          3,483                     3,187

GOODWILL, net                                                                                      91,473                    45,801

OTHER ASSETS                                                                                        6,197                     2,151

                       TOTAL ASSETS                                                    $          170,849        $           97,529


                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                $            8,382        $            7,065
       Accrued expenses                                                                             7,447                     5,784
       Income taxes payable                                                                         2,577                         --
       Current maturities of long-term debt                                                         3,000                     2,600
                       Total current liabilities                                                   21,406                    15,449

LONG-TERM DEBT                                                                                     84,918                    24,501

MINORITY INTEREST IN SUBSIDIARY                                                                     3,919                     1,664

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                                         1,701                     1,700

STOCKHOLDERS' EQUITY:
       Preferred stock                                                                                  --                        --
       Common stock                                                                                   150                       150
       Paid-in capital                                                                             62,899                    62,418
       Accumulated deficit                                                                         (1,234)                   (5,679)
       Note receivable from employee shareholders, net of discount                                 (1,437)                   (1,365)
       Foreign currency translation adjustment                                                     (1,473)                   (1,309)
                       Total stockholders' equity                                                  58,905                    54,215

                       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $          170,849        $           97,529



See notes to condensed consolidated financial statements.


                                        3

Carson, Inc.
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 1997 and 1996
(In thousands, except per share data)


                                               Three Months Ended September 30,          Nine Months Ended September 30,
                                                 1997               1996                 1997                   1996
                                                                                                             (Restated)
                                                                                                            (See Note 6)


NET SALES                                  $      29,625       $    19,897        $        77,791        $        56,488
COST OF GOODS SOLD                                13,555             8,735                 35,431                 24,853
GROSS PROFIT                                      16,070            11,162                 42,360                 31,635

EXPENSES:
     Marketing and selling                         7,325             5,118                 19,602                 13,283
     General and administrative                    4,544             2,758                 11,691                  8,488
     Incentive compensation                            --            6,323                      --                 7,123
                                                  11,869            14,199                 31,293                 28,894

OPERATING INCOME                                   4,201            (3,037)                11,067                  2,741

INTEREST EXPENSE                                  (1,809)           (1,850)                (3,924)                (5,523)
OTHER INCOME, net                                    214               313                    608                    497

INCOME (LOSS) BEFORE INCOME TAXES                  2,606            (4,574)                 7,751                 (2,285)

PROVISION FOR INCOME TAXES                         1,113               593                  3,310                  1,808

NET INCOME (LOSS)                          $       1,493       $    (5,167)       $         4,441        $        (4,093)

EARNINGS (LOSS)  PER SHARE                 $        0.10       $     (0.44)       $          0.30        $         (0.34)

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                           15,021            11,871                 15,005                 11,871


See notes to condensed consolidated financial statements.



Carson, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 1997 and September 30, 1996
(In thousands)

                                                               Nine months ended September 30,
                                                               1997             1996
OPERATING ACTIVITIES:

  Net income                                              $         4,441   $       (4,093)
  Adjustments to reconcile net income to
     net cash provided by operating activities:
      Depreciation and amortization                                 2,686            1,830
      Other, net                                                   (1,295)            (456)
      Minority interest in earnings of subsidiary                     507               88
      Foreign currency translation adjustment                        (164)            (578)
      Changes in operating assets and liabilities,
        net of acquisitions
          Accounts receivable                                     (10,030)          (2,070)
          Inventories                                              (5,897)          (1,850)
          Other current assets                                     (1,547)          (1,074)
          Accounts payable                                            261              591
          Income taxes payable                                      2,577              (52)
          Accrued expenses                                          1,501              783
              Total adjustments                                   (11,401)          (2,788)
      Net cash used in operating activities                        (6,960)          (6,881)

INVESTING ACTIVITIES:
  Additions to property, plant and equipment                       (5,108)          (3,895)
  Acquisitions of business assets, net of cash acquired           (49,406)               0
      Net cash used in investing activities                       (54,514)          (3,895)

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                               62,979            5,991
  Principal payments on long-term debt                             (2,162)          (2,000)
  Incentive compensation                                               - -           7,123
  Other, net                                                          (72)             456
  Proceeds from equity rights offering                              1,525                0
  Proceeds from sale of common stock                                    0            2,814
      Net cash provided by financing activities                    62,270           14,384

NET CHANGE IN CASH AND CASH EQUIVALENTS                               796            3,608
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,191              378
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $         4,987   $        3,986


See notes to condensed consolidated financial statements.


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

2.  Inventories

    Inventories are summarized as follows (in thousands):


                                  September 30, 1997          December 31, 1996
                            ------------------------  -------------------------
Raw materials                                 $7,899                     $7,017
Work-in-process                                1,391                      1,236
Finished goods                                 9,123                      2,319
                            ------------------------  -------------------------
                                             $18,413                    $10,572
                            ========================  =========================



The September 30, 1997 and December 30, 1996 inventory balances are net of valuation allowances of $1.7 million and $181 thousand, respectively.

3.   Acquisitions

         During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a Chesebrough-Pond's USA Co. in order to acquire the rights to manufacture and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico (the "Cutex acquisition"). Cutex is the leading brand of nail polish remover and is also a line of nail enamels. The purchase price approximated $41.4 million including amounts paid to Chesebrough-Pond's of $37.5 million, inventory acquired from Chesebrough-Pond's USA of $600,000 and inventory acquired from Jean Phillipe of $3.3 million. In addition, the Company incurred debt-related acquisition costs of approximately $2.6 million and other direct acquisition fees and expenses of $1.4 million. This acquisition is accounted for under the purchase method of accounting and the results of the operations have been included in the condensed consolidated financial statements since the date of acquisition. Funds were provided by additional long-term debt and the transaction was completed on April 30, 1997.

         During March 1997, the Company entered into an Asset Repurchase Agreement with Jean Philippe Fragrances, Inc., the entity that previously held the license to package, distribute and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico. In connection with the termination on April 30, 1997 of the license agreement between Conopco, Inc. and Jean Philippe Fragrances, Inc. by Carson as successor in interest to Conopco, Inc., Carson acquired certain assets of Jean Philippe Fragrances, Inc. used in connection with the Cutex license agreement.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the Cutex acquisition as if the acquisition had occurred as of the beginning of each period presented:

(Dollars in thousands except per share amounts)

                           Three Months Ended           Nine Months Ended
                               September 30,              September 30,

                                1997        1996        1997        1996
                       ------------- -----------   ---------  ------------
Net sales                    $29,625     $25,396     $82,997       $69,843
Net income                     1,493     (4,454)       4,669       (2,977)
Earnings per share             $0.10     $(0.38)       $0.31       $(0.25)

         These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as an adjustment to cost of goods sold per a manufacturing agreement between the Company and Chesebrough-Pond's USA Co., additional goodwill amortization, additional selling expenses related to an agreement between the Company and AM Cosmetics and additional interest expense on acquisition debt, among others. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the Cutex acquisition had been in effect as of the beginning of each period presented, or of future results of operations of the consolidated Company. The pro forma nine-month period ended September 30, 1996 reflects the change from last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market.

         During April 1997, the Company acquired the complete Let's Jam product line from New Images Laboratories, Inc. in a cash transaction valued at $5.6 million. This acquisition adds one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. Funds were provided by additional long-term debt and the transaction was completed on April 8, 1997. This acquisition is accounted for under the purchase method of accounting.

         In the first half of 1997, Carson Holdings Ltd. ("Carson South Africa") consummated, through Carson Products, S.A., three acquisitions in the African personal care industry including the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these three acquisitions was approximately $1.5 million, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa stock. These acquisitions are accounted for under the purchase method of accounting.

     Carson South Africa announced on November 13, 1997 that it had completed the acquisition of A&J Cosmetics, a toiletries company with sales of less than $10.0 million in 1996. A&J Cosmetics manufactures and owns the Sadie brand of toiletry products, which has been selling in the ethnic market for over 20 years and competes primarily in the roll-on deodorant market. Carson South Africa will fund the acquisition with the issuance of shares of its common stock. The purchase consideration payable for the acquisition is approximately $12.0 million, adjusted according to the after tax profit of the business for the year ended December 31, 1998. Approximately $5.9 million of the purchase price is payable on January 31, 1998, approximately $4.4 million is payable on or before January 3, 1999 and the remainder (subject to adjustment) is payable by no later than March 31, 1999.

4.  New Accounting Pronouncement

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" in February 1997. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company recently issued stock options to certain officers, employees and directors at prices equal to the market value on the dates granted. Management is currently determining the effect, if any, SFAS No. 128 will have on the consolidated financial statements of the Company.

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

5.  Long-Term Debt

         On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement (the" Existing Credit Facility") with Banque Indosuez as agent, and the lenders named therein. The Existing Credit Facility replaced the Company's $40 million senior credit facility with a $100 million senior credit facility consisting of $25 million in Term A loans maturing in April 2002, $50 million in Term B loans maturing in April 2004 and $25 million in revolving loan commitments maturing in April 2002. The proceeds of the new term loans were used in part to finance the Cutex acquisition. In connection with this refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to Morningside Capital Group, L.L.C.

     On November 6, 1997, the Company completed a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of ten year, fixed rate 10 3/8% senior subordinated notes. The Company used the net proceeds from the offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under the Existing Credit Facility and transaction fees and expenses related to a new credit facility. The balance of the proceeds of the offering will be used for working capital and general corporate purposes. The Company entered into a new credit facility simultaneously with the closing of the proposed offering. The new credit facility provides for loans of up to $75 million, $25 million of which is a revolver for working capital purposes and $50 million of which can be drawn as term loans to fund acquistions.


6.  Change in Accounting Method

     During the second quarter of 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out
(LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market in order to provide conformity among subsidiaries due to recent acquisitions. The effect of this change has been reflected in all periods presented in these financial statements. As a result of this change in accounting method, cost of goods sold increased and net income decreased for the three months ended March 31, 1996 by $177,000 and $102,000, respectively. In addition, inventories as of December 31, 1996 decreased by $177,000, retained earnings decreased by $102,000 and other assets decreased by $75,000. The effect on all other periods presented was not material.

7.  Year 2000 Computer Problem

         Many computer applications were created with a two-digit field for the year in the date field, and as a result, such applications may fail or create erroneous results by the year 2000 unless corrective measures are taken. The Company has evaluated the extent of any problems and corrective measures have been taken to ensure that the upcoming change of century will not have a significant impact on future results of operations.

              Management's Discussion and Analysis of
           Results of Operations and Financial Condition

OVERVIEW

Forward Looking Statements

     This report on Form 10-Q as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to expand its international operations in Africa, Brazil, and the Caribbean, (iii) the Company's entrance into the ethnic cosmetics product category, (iv) the Company's plans to enter the U.S. professional salon market for ethnic hair care products, (v) the Company's plans to make selective acquisitions, and (vi) the Company's marketing, distribution and manufacturing expansion plans. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing and the Company's prospectus dated October 14, 1996), such risks, uncertainties and factors include, but are not limited to, foreign business risks, industry cyclicality, fluctuations in customer demand and order pattern, the seasonal nature of the business, changes in pricing, the identification of suitable acquisition candidates, changes in the implementation of the Company's acquisition plans, and the availability of financing and general economic conditions. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.

General
         The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company currently sells over 70 different products specially formulated to address the unique physiological characteristics of persons of African descent in the United States and more than 60 other countries under six principal brand names. The majority of the Company's net sales have historically been derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximately 50% of the Company's net sales in 1996 and 1997), hair color, men's depilatory products and hair care maintenance products. The Company is also a leading marketer of nail care products to the United States mass market under the Cutex brand name.

         In the nine months ended September 30, 1997, approximately 28.2% of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for such period:


Net sales to:                    1997       %         1996         %
                          ----------- ------- ------------  --------
United States                 $55,895   71.8%      $42,128     74.6%
Africa                         13,360    17.2        6,858      12.1
Other                           8,536    11.0        7,502      13.3
                          ----------- ------- ------------  --------
Total                         $77,791  100.0%      $56,488    100.0%
                          =========== ======= ============  ========



     In July 1996, the Company's South African subsidiary, Carson Holdings, Limited. ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock Exchange. As a result of the issuance of these shares, the Company has reflected in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge reflected in this line item equals Carson South Africa's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not owned by the Company. In conjunction with the South African initial public offering, the Company's U.S. subsidiary, Carson Products Company entered into an amendment to its license agreement with Carson South Africa, which provides that commencing on April 1, 1998, Carson South Africa will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice.

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

          In June 1996, the Company made an investment of $3.0 million in Morningside AM Acquisition Corp. ("AM Acquisition"), the parent of AM Cosmetics, Inc. ("AM Cosmetics") a leading low cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company's consolidated statements of operations for periods subsequent to June 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, the Company entered into a management agreement and has entered into certain related sales agreements and a manufacturing agreement with AM Cosmetics. Pursuant to the management agreement, AM Acquisition agreed on behalf of itself and AM Cosmetics, that for a period of five years beginning on July 1, 1996, (I) AM Cosmetics will not "contract manufacture" for any other ethnic cosmetics line, (ii) AM Cosmetics will agree to produce a cosmetics line for Carson Products, as designed and directed by Carson Products, at AM Cosmetics' cost plus a maximum 25% markup, and (iii) AM Cosmetics will agree to provide the necessary research and development for formulations for the ethnic cosmetic product line(s) as determined by Carson Products, at no additional cost to Carson Products.

Results of Operations

Quarter  Ended September 30, 1997 Compared to Quarter Ended September 30, 1996

Net Sales. Consolidated net sales for the quarter ended September 30, 1997 of $29.6 million increased 48.9% over the same quarter in 1996. This increase is primarily a result of incremental net sales related to the Cutex and Let's Jam acquisitions of $7.3 million and $663,000, respectively. Dark & Lovely Cosmetics generated net sales of $821,000 in the third quarter. Sales of the Company's domestic core business, ethnic hair care products, amounted to $12.2 million, a decrease of 10.4% in the quarter ended September 30, 1997 compared to the same quarter in 1996, reflecting industry softness due in part to drug chain consolidation. International sales including South Africa increased by 36.9% for the quarter ended September 30, 1997. Carson South Africa continued to demonstrate strong results with an increase in net sales of 109.5% to $5.6 million in the quarter ended September 30, 1997 from $2.7 million in the quarter ended September 30, 1996.

Gross Profit.       Gross profit increased to $16.1 million in the quarter ended
September 30, 1997 from $11.2 million in the quarter ended September 30, 1996. Gross margin decreased to 54.2% from 56.1% for the quarter ended September 30, 1997 compared to the same quarter in 1996. Gross margin continues to be affected by inefficiencies in the logistics and manufacturing processes, due in part to complexities associated with the rapid growth in number of stock keeping units, multiple inventory locations and difficulties in coordination with new outsource manufacturers. During the third quarter the Company hired a Senior Vice President, with extensive experience in consumer products manufacturing and logistics, who has assumed responsibility for all operations at the Savannah plant. Additionally, the Company has hired in October an experienced director of materials management who will have full responsibility for procurement and warehousing of inventories. Management believes it is taking the appropriate steps to address the operational inefficiencies and to improve related customer service performance.

Marketing and Selling Expenses. Marketing and selling expenses increased to $7.3 million in the quarter ended September 30, 1997 from $5.1 million in the quarter ended September 30, 1996, an increase of 43.1%. As a percentage of net sales, these expenses decreased to 24.7% from 25.7% during this period. This decrease as a percentage of net sales is primarily a result of Cutex marketing and selling expenses incurred at a relatively low 11.3% of net sales.

General and  Administrative  Expenses.       Excluding a nonrecurring  incentive
compensation charge of $6.3 million recorded in the third quarter of 1996, general and administrative expenses increased to $4.5 million in the quarter ended September 30, 1997 from $2.8 million in the quarter ended September 30, 1996, an increase of 64.8%. As a percentage of net sales, general and administrative expenses increased to 15.3% from 13.9% during this period. This increase is due in part to increased amortization related to recent acquisitions combined with increased professional fees and personnel costs associated with the enhancement of infrastructure needed to support the Company's growth.

Operating Income. As a result of the above changes, operating income increased to $4.2 million in the quarter ended September 30, 1997 from an operating loss of $3.0 million in the quarter ended September 30, 1996.

Interest Expense. Interest expense was relatively flat at $1.8 million in the quarter ended September 30, 1997 compared to $1.9 million in the quarter ended September 30, 1996.

Other Income.       Other income  decreased in the quarter  ended  September 30,
1997 compared to the same period in 1996 primarily because of higher minority interest recorded as a result of higher net earnings for Carson South Africa.

Provision for Income Taxes. The provision for income taxes increased to $1.1 million from $593,000 during this period. The effective tax rate was 42.7% for the quarter ended September 30, 1997. This rate is not comparable to the 1996 rate due to nonrecurring incentive compensation charges recorded in the third quarter of 1996 which were not fully deductible for tax purposes.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended
          September 30, 1996

Net Sales. Consolidated net sales increased 37.7% to $77.8 million in the nine months ended September 30, 1997 from $56.5 million in the comparable period in 1996. This increase is primarily a result of incremental net sales related to the Cutex and Let's Jam acquisitions of $12.1 million and $1.2 million, respectively. Dark & Lovely Cosmetics generated year to date net sales of $854,000. Sales of the Company's domestic core business, ethnic hair care products, amounted to $41.7 million, a decrease of approximately 0.9% for the nine months ended September 30, 1997 compared to the same period in 1996, reflecting industry softness due in part to drug chain consolidation.
International sales including South Africa increased by 52.5% for the nine months ended September 30, 1997. Carson South Africa continued to demonstrate strong results with an increase in net sales of 104.2% to $12.9 million in the nine months ended September 30, 1997 from $6.3 million in the comparable period of 1996.

Gross  Profit.       Gross profit  increased to $42.4 million in the nine months
September 30, 1997 from $31.6 million in the nine months ended September 30, 1996. Gross profit margin decreased to 54.4% from 56.0% for the nine months ended September 30, 1997 compared to the same period in 1996. Gross margin continues to be affected by inefficiencies in the logistics and manufacturing processes, due in part to complexities associated with the rapid growth in number of stock keeping units, multiple inventory locations and difficulties in coordination with new outsource manufacturers. During the third quarter the Company hired a Senior Vice President, with extensive experience in consumer products manufacturing and logistics, who has assumed responsibility for all operations at the Savannah plant. Additionally, in October, the Company hired an experienced director of materials management who will have full responsibility for procurement and warehousing of inventories. Management believes it is taking the appropriate steps to address the operational inefficiencies and to improve related customer service performance.

Marketing and Selling Expenses. Marketing and selling expenses increased to $19.6 million in the nine months ended September 30, 1997 from $13.3 million in the nine months ended September 30, 1996, an increase of 47.6%. As a percentage of net sales, these expenses increased to 25.2% from 23.5% during this period. This increased spending is a result of increased advertising and promotional spending as well as higher selling expenses associated with Cutex. Advertising spending in 1997 is higher in part because the Company changed advertising agencies early in 1996, and had ceased most advertising during first and second quarters while awaiting new creative material.

General and Administrative Expenses. Excluding a nonrecurring incentive compensation charge of $7.1 million recorded in the nine months ended
September 30, 1997, general and administrative expenses increased to $11.7 million in 1997 from $8.5 million in 1996, an increase of 37.7%. This increase is due in part to increased amortization related to recent acquisitions combined with increased professional fees and personnel costs associated with the enhancement of infrastructure needed to support the Company's growth. As a percentage of net sales, general and administrative expenses were level at 15.0% during this period.

Operating Income. As a result of the above changes, operating income increased to $11.1 million in the nine months ended September 30, 1997 from $2.7 million in the nine months ended September 30, 1996.

Interest Expense. Interest expense decreased to $3.9 million in the nine months ended September 30, 1997 from $5.5 million in the nine months ended September 30, 1996. The decreased interest expense is a result of the use of the proceeds from the Company's initial public offering to retire certain debt, offset in part by interest on the additional borrowings used to finance the Cutex acquisition.

Other Income. Other income increased in the nine months ended September 30, 1997 compared to the same period in 1996 primarily as a result of the management contract entered into in June 1996 with AM Cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid-in-kind dividend on its $3.0 million preferred stock investment in AM Cosmetics. In addition, as a result of the management contract, the Company receives a minimum annual management fee of $500,000. Other income includes the effects of these transactions since June 1996.

Provision for Income Taxes. The provision for income taxes increased to $3.3 million from $1.8 million during this period. The effective tax rate was 42.7% for the nine months ended September 30, 1997. This rate is not comparable to the 1996 rate due to nonrecurring incentive compensation charges recorded in the second and third quarters of 1996 which were not fully deductible for tax purposes.

Liquidity and Capital Resources

     The Company completed the offering (the "Initial Offering") of 4,818,500 shares of Class A common stock on the New York Stock Exchange on October 18, 1996 at a price of $14 per share. Of these shares 3,113,000 were sold by the Company with the balance sold by selling stockholders, none of which included any members of management or the principal investors. The Company used the net proceeds of the Initial Offering to repay certain indebtedness.

     In conjunction with the Initial Offering, the Company refinanced the remaining portion of its Senior Bank Credit Facility with borrowings under a New Senior Bank Facility pursuant to a credit agreement dated as of October 18, 1996, which included (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and (iii) a $15.0 million revolving credit facility, which provides more availability than the current facility. On April 30, 1997, the Company entered into an Amended and Restated Credit Agreement with Banque Indosuez as agent, and the lenders named therein. The Existing Credit Facility replaced the Company's $40 million senior credit facility with a $100 million senior credit facility consisting of $25 million in Term A loans, $50 million in Term B loans and $25 million in revolving loan commitments. The proceeds of the new term loans were used to finance the Cutex acquisition. The term loan A and revolving credit facility bore interest at the lower of the applicable prime rate plus 0.5% or LIBOR rate plus 2.0% and had a final maturity date of April 2002. The term loan B bore interest at the lower of the applicable prime rate plus 1.0% or LIBOR rate plus 2.5% and had a final maturity date of April 2004. In connection with this refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to Morningside Capital Group, L.L.C.

     On November 6, 1997, the Company completed a private offering under Rule 144A and Regulation S of the Securities Act of 1933, as amended, of $100 million aggregate principal amount of ten year, fixed rate 10 3/8% senior subordinated notes (the "Note Offering") The Company used the net proceeds from the Note Offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under the Existing Credit Facility and transaction fees and expenses related to a new credit facility. The balance of the proceeds of the Note Offering will be used for working capital and general corporate purposes. The Company entered into a new credit facility simultaneously with the closing of the proposed offering. The new credit facility provides for loans of up to $75 million, $25 million of which is a revolver for working capital purposes and $50 million of which can be drawn as term loans to fund acquistions.

     In the nine months ended September 30, 1997, net cash flow used in operations was $7.0 million largely as a result of a $5.9 million increase in inventory and a $10.0 million increase in accounts receivable offset in part by a $6.0 million increase in current liabilities. The increase in accounts receivable is primarily a result of collections through September 1997 of $5.7 million on total Cutex sales of $12.1 million. The Company believes that the slow collections on Cutex sales is a temporary phenomenon related to the transition of order entry, invoicing and cash collection by third parties on behalf of the Company. The majority of the increase in inventory is in finished goods and is in part attributable to increases in domestic core products finished goods inventory necessary to improve customer service performance.

     Net cash used in investing activities for the nine months ended September 30, 1997 totaled $54.5 million which consisted primarily of cash paid for acquisitions of business assets of $49.4 million and capital expenditures of $5.1 million.

     Net cash provided from financing activities for the nine months ended September 30, 1997 totaled $62.3 million primarily as a result of additional borrowings related to acquisitions. Additionally, the Company's South African subsidiary completed an equity rights offering which generated $1.5 million of cash, net of $4.2 million which was invested indirectly by the Company.

     In the first half of 1997, Carson South Africa consummated, through Carson Products, S.A., three acquisitions in the African personal care industry including the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these acquisitions was approximately $1.5 million, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa common stock. These acquisitions are accounted for under the purchase method of accounting.

     During March 1997, the Company entered into an Asset Purchase Agreement with Conopco, Inc. d/b/a Chesebrough- Pond's USA Co. in order to acquire the rights to sell, distribute, package, manufacture and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico. The purchase price was approximately $41.4 million, with funds provided by additional long-term debt, and the transaction was completed on April 30, 1997.

     During March 1997, the Company entered into an Asset Repurchase Agreement with Jean Phillipe Fragrances, Inc. In connection with the termination of the license agreement between Conopco, Inc. and Jean Phillipe by Carson as successor in interest to Conopco, Inc., the Company acquired certain assets of Jean Phillipe used to package, distribute and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico on April 30, 1997. Immediately upon consummation of the Jean Phillipe Repurchase Agreement on April 30, 1997, the license agreement with Jean Phillipe was terminated.

     The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its new credit facility will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

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

     None.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --


     27                  Financial data schedule.


(b)    Reports on Form 8-K --

     On October 9, 1997, the Company filed and amended Form 8-K/A-3 which incorporated various revisions to the 8-K/A-2 filed on July 16, 1997.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.



/s/ Roy Keith
---------------------------------------                  Date: November 14, 1997
Roy Keith
Chairman and Chief Executive Officer



/s/ Robert W. Pierce
--------------------------------------                   Date: November 14, 1997
Robert W. Pierce
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)