Form 10-K
period 1997-12-31
CARSON INC
filed 1998-03-31
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X ] Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes _X_ No___
         Securities Registered Pursuant to Section 12 (g) of the Act: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price on The New York Stock Exchange on December 31, 1997 was: $ 17,999,660

Indicate the number of shares outstanding of each of the registrant's classes, as of the latest practicable date.

Title of Each Class: Outstanding at February 28, 1998:
Common Stock - Class A, $0.01 Par Value                         5,033,248 shares
Common Stock - Class B, $0.01 Par Value                         1,859,677 shares
Common Stock - Class C, $0.01 Par Value                         8,127,937 shares
                                                               15,020,862 shares

                                           Documents incorporated by reference:
Definitive Proxy Statement to be filed for the 1998 Annual Meeting of Shareholders on May 8, 1998 -- Part III.

                                     Part I.

Item 1.  Business

Forward Looking Statements

     This report on Form 10-K for the year ended December 31, 1997 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's marketing, distribution and manufacturing expansion plans,(iii) the Company's plans to make selective acquisitions, (iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures, (vii) the availability of funds from currently available credit facilities and (viii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996 and the Company's debt offering prospectus dated October 31,
1997), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) unanticipated costs, difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.
Organization and Business

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

         The Company's acquisition of the Predecessor for approximately $95 million in cash (including $6 million for fees and other costs directly associated with the acquisition) was initially financed with long-term borrowings aggregating approximately $68.0 million and has been accounted for as a purchase (the "Aminco Acquisition"). Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on the fair values at the acquisition date. Liabilities assumed aggregated approximately $11.4 million. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill. In connection with the Aminco Acquisition, the senior management of the Predecessor was replaced. The Predecessor had a March 31 fiscal year-end. Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31. The decision to change the fiscal year-end was made in order to conform the Company's financial reporting year to the natural business year of the industry.

         In July 1996, the Company's South African subsidiary, Carson Holdings, Ltd. ("Carson South Africa") sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange. The subsidiary received net proceeds of approximately $4.2 million from this sale (which resulted in a gain to the Company of approximately $2.8 million which was recorded in paid in capital). In conjunction with this public offering, the Company entered into an amendment to its license agreement with Carson South Africa which provides that commencing on April 1, 1998, its South African subsidiary will pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon 12 months written notice. See Note 12 to the Consolidated Financial Statements of the Company for financial information related to the Company's operations in the United States and South Africa.

         The Company completed an initial public offering of 4,818,500 shares of its common stock on October 18, 1996. The Company used the proceeds of such offering to repay certain indebtedness. This repayment resulted in an extraordinary loss recorded at that time of approximately $3.5 million (net of tax) for prepayment penalties and the write-off of unamortized debt discount and deferred financing costs. Also in October 1996, the Company amended its Certificate of Incorporation to change the authorized capital stock to Class A Common Stock, Class B Common Stock, Class C Common Stock and Preferred Stock (each with a par value of $.01 per share). Each share of the Company's former Class A Common Stock was converted into 11,370 shares of newly created Class C Common Stock, and each share of former Class B Common Stock was converted into 11,370 shares of newly created Class B Common Stock. These stock conversions have been given retroactive recognition in the accompanying financial statements.

Recent Developments

     In 1997, the Company acquired the right to use the Cutex brand name and certain related assets in the United States and Puerto Rico (the "Cutex Acquisition") and the Let's Jam hair styling products brand name and certain related assets. During 1997, Carson South Africa acquired the Nu-Me cosmetics and skin care brand name and certain related assets, the Restore Plus hair care brand name and certain related assets, the Seasilk toiletries brand name and certain related assets, and the Sadie roll-on deodorant brand name and certain related assets. The Company believes that the Cutex Acquisition complements the Company's existing product lines and will enable the Company to increase its market share for existing products by expanding the number of stores served by the Company.

     During 1997, the Company completed an offering of $100.0 million aggregate principal amount of ten year, fixed rate 10 3/8% senior subordinated notes (the "Offering"). The Company used the net proceeds from the Offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under its then existing credit facility and to pay fees and expenses of $4.4 million related to a new credit facility (the "New Credit Facility"). The balance of the proceeds was used for working capital and general corporate purposes. As a result, the Company recognized $2.1 million (net of related tax benefit of $1.1 million) in 1997 of debt-related charges and write-offs reflected in the accompanying statements of operations as an extraordinary item. Concurrent with the Offering, the Company entered into the New Credit Facility which includes (i) a $50.0 million term loan to be used solely for the purpose of making acquisitions and (ii) a $25.0 million revolving credit facility.

General

         The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 70 different products specifically formulated to address the unique physiological characteristics of persons of African descent under six principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair (constituting approximately 50% of the Company's sales in 1997), hair color, men's depilatory products and hair care maintenance products, primarily for persons of African descent. The Company's hair care products are specifically formulated to address the unique physiological characteristics of hair of persons of African descent, which typically include curliness and dryness. In addition, the Company is expanding its product offerings to other segments of the ethnic personal care market, including cosmetics and skin care products.

         The Company is also a leading marketer of nail care products to the United States mass market under the Cutex brand name. Cutex is the leading brand of nail polish remover. Other products marketed under the Cutex brand name include nail enamel, nail care treatments and the newly introduced women's depilatory product, Naturally Soft Body Creme. The Company acquired the rights to use the Cutex brand name in the United States and Puerto Rico in April 1997. The Company believes that the Cutex product line complements its existing hair care and cosmetics product lines. The Cutex Acquisition is expected to create an entree into the United States mass market for the Company's newly developed products and increase the Company's overall distribution strength. The Company has contracted with AM Cosmetics to manufacture, market and distribute certain Cutex products to capitalize on AM Cosmetic's expertise in cosmetics and to limit operating and financial risk. Management believes that AM Cosmetics, an affiliate of the Company, is the largest manufacturer and distributor of nail enamel in the United States.

Industry Overview

         Ethnic Hair Care Market

         The United States retail ethnic hair care market, principally targeting the distinct hair care needs of African-Americans, was estimated, according to a July 1995 report published by Packaged Facts, and independent market research company (the "Packaged Facts Report") to be a $1.2 billion retail business in 1995. According to 1995 United States Census Data ("Census Data") published by the United States Department of Commerce, the African-American population was approximately 34 million and represented 12.7% of the United States population. This segment of the population is projected by the United States Department of Commerce to grow significantly faster than the general population through the middle of the next century. The personal income of African-Americans doubled from 1980 to 1990 and their combined purchasing power was estimated to be approximately $260 billion in 1990, according to the Census Data. Moreover, research indicates that African-American consumers generally spend up to three times as much of their disposable income on health and beauty products as Caucasian consumers.

         The United States retail ethnic hair care market for African-Americans is competitive and highly fragmented, with a number of market participants that focus specifically on this market. The five largest companies generated approximately 48.2% of industry sales for the twelve months ended December 31, 1997 based on sales information collected from store register scanners at a sampling of food store chains, drug store chains and mass merchandisers in the United States and published by Information Resources, Inc. ("IRI"). Most of the larger competitors in the ethnic hair care market are privately owned and compete only in this market. A few general market health and beauty aids companies produce a limited line of ethnic products.

         In addition to the retail segment of the United States ethnic hair care market, there are also professional ethnic hair care salons which the Company estimates to exceed 28,000 in the United States. According to market research studies commissioned by the Company in 1990, which have been updated annually through focus groups and other internal research conducted by the Company (collectively, "Company Market Research"), approximately 40% of African-American women patronize salons exclusively, 40% maintain their hair at home exclusively and 20% switch between salons and home hair care. The professional segment of the United States ethnic hair care market is also highly fragmented with the leading competitor being a general market health and beauty aids company. The Company developed a new professional ethnic hair care product line under the Carson Compositions brand name that offers certain technological advantages compared to other ethnic hair care products currently offered in salons, as well as a complimentary line of hair care maintenance products for exclusive purchase in salons. The Company entered the United States salon market in the fourth quarter of 1997.

     On a global scale, the Company currently estimates that there are approximately 900 million people of African descent outside the United States, including an estimated 750 million people on the African continent, 100 million people in Brazil, 20 million people in the Caribbean, 10-15 million people in Europe and 10-13 million people in Central America. The Company's experience in developing regions such as South Africa, the Caribbean and Brazil indicates the percentage of women who patronize salons is dramatically higher in these developing markets than in developed markets such as the United States. These women tend to patronize salons because relaxer products are generally unavailable on a retail basis, professionals have the expertise, as well as ready access to hot water, which is necessary for effective use of relaxer products, and the local salon is often a social gathering place for its patrons. Although there is no independent market data to support the size of the international market, the Company believes that the international market is significant. For example, the Company estimates that in Southern Africa, with a Black population of approximately 100 million, manufacturers of ethnic hair care products generated approximately $40 million in sales in 1995. Southern Africa refers to Angola, Botswana, Lesotho, Malawi, Mozambique, Namibia, South Africa, Swaziland, Zambia and Zimbabwe.

         Ethnic Cosmetics Market

     The physiological differences between the skin of women of African descent and Caucasian women create the need for a variety of products specifically manufactured for women of African descent. The differences between the two groups stem from the wide variety of skin tones that are representative of women of African descent versus Caucasian women. First, the skin tones of women of African descent are captured in 33 distinct shades versus seven shades for Caucasian women. This variety of skin tones makes it important for an ethnic cosmetics line to have a wide variety of shades to appeal to the broader range of consumers. Second, hyperpigmentation and hypopigmentation - or uneven skin tone - makes cosmetic selection more complex for women of color. Uneven skin tone is a problem experienced by many African-American women. Products that provide ample coverage are important to blend away uneven skin tone color and provide a smooth, even palate. Third, certain ingredients that are widely used in general market brands produce unacceptable results for women of African descent. These ingredients include titanium dioxide and zinc oxide, which produce a graying or whitening effect on darker skin tone; oil-based formulas, which tend to clog skin pores of women of African descent who have a greater tendency to have oily skin; and lanolin-based formulas which are not conducive to the skin condition of African-American women.

         In 1995, the Packaged Facts Report projected that the United States retail cosmetics segment would include approximately $251.0 million in sales of ethnic cosmetics products. Sales of ethnic cosmetics products were forecasted to grow at an annual rate of 15% in future years according to the same source.

         Personal Care Market

o Nail Care Market. Nail care has been a rapidly growing segment in the cosmetics market, with an estimated increase in sales volume of approximately 9.2% over the twelve months ended December 31, 1997, according to IRI. Three segments, namely nail enamel/treatments and cuticle treatments, artificial nail products and nail polish removers (including dryers and thinners), make up the nail care market.

o Women's Depilatory Market. Current methods of removing unwanted hair include shaving with a razor (approximately 60%), waxing and using a creme or lotion depilatory (approximately 15%).Shaving,while fast, easy and inexpensive, can cause nicks, cuts, razor burns and bumps. Shaving with a razor must be performed more often to maintain smooth skin. Waxing, while longer lasting, can be very painful and expensive if done in a salon on a regular basis. Depilatories offer longer lasting smoothness, and are safer and less likely to cause bumps or burns. Current depilatory products often contain an unpleasant odor and are not completely effective in removing unwanted hair. Nair, Sally Hansen and Neet represent the principal brands, according to IRI, targeting women aged 18-44 years.The Company, with its almost century-old expertise in men's depilatories, introduced its first women's depilatory product in 1997 under the Cutex Naturally Soft Body Creme brand name. The Company believes it has an opportunity to penetrate this market with a product
                                                         5
         that delivers smooth, soft skin in less time than existing brands. In addition, the Company believes that the pleasant scent and ease of use of the brand should give it a competitive advantage.

Competitive Strengths

         The Company had the number one United States retail market in three of the four ethnic hair care categories in which it competes (hair relaxers and texturizers, hair color and men's depilatory products) for the 1997 year, according to IRI. The acquisition of the Let's Jam product line adds one of the leading brands in the fourth category, ethnic hair care maintenance products. According to the same source, the Company had the number one market position in the United States in nail polish remover during the same period. The Company attributes its leading market positions to a number of competitive strengths, including its strong brand names, dedicated sales force, broad distribution, R&D capabilities and experienced management team.

o Strong Brands. The Company currently sells its products under seven principal brand names including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic,Let's Jam and Cutex. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market for African-Americans and Cutex is the leading brand name for nail polish removers in the United States mass market. The Company believes that its brand strength is based upon product quality,properly targeted advertising, package design, reputation for innovation and focused commitment to the unique needs of its consumers.

o Experienced Sales Force and Broad Distribution. The Company believes it has the largest direct sales force serving the United States retail ethnic hair care market. The Company also utilizes the experienced sales force of AM Cosmetics, an affiliate of the Company, in the United States mass market. Both of these sales forces enhance the Company's ability to further penetrate its markets with current and new products. The Company's competitors primarily use commissioned sales brokers who tend to have conflicting brand loyalties and provide minimal marketing and sell-through  support.  In the United  States,  the Company  benefits  from having its extensive product line distributed broadly through three principal channels:(i) multi-warehouse chains, including mass merchandisers (e.g.,Wal-Mart,K-Mart), major drug chains (e.g., Walgreens, Eckerd's,
     CVS/Revco), food chains (e.g., Winn Dixie, Kroger) and discount chains (e.g., Family Dollar, Dollar General), (ii) Beauty and Barber Supply Stores ("B&B's") such as Alberto-Culver Company's Sally's Beauty Supply stores and members of the National Beauty Supply Dealers Association, and (iii) ethnic product distributors.

o Focused Research and Development. The Company believes that its heritage of technological innovation and its focused R&D effort are important to maintaining its market leadership position. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for hair of persons of African descent (1972),the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers (1998), the only relaxer system to eliminate problems associated with imprecise mixing, which the Company believes is the most common cause of consumer complaints regarding relaxers.The Company recently introduced a women's depilatory product, Cutex
                                                         6

     Naturally Soft Body Creme,which the Company believes eliminates many of the negative features usually associated with women's hair removers. The Company, through its affiliation with AM Cosmetics, also developed Dark & Lovely Cosmetics, which the Company believes is the first hypoallergenic, premium quality ethnic cosmetics line to be marketed through the Company's existing distribution channels.

o Experienced Management Team. Since the Aminco Acquisition, a team of seasoned senior executives with extensive experience in the ethnic market and consumer products industry has been recruited to build on the Company's strong position in the global ethnic hair care market.


Key Brands
     The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal porducts, as of December 31, 1997.

Brand                      Products
Dark & Lovely              Relaxers
                           Hair Color
                           Hair Care Maintenance

Excelle                    Relaxers
                           Hair Care Maintenance

Beautiful Beginnings       Relaxers
                           Hair Care Maintenance
                           Shampoo

Dark & Natural             Texturizers
                           Hair Color
                           Moustache & Beard Color

Magic                      Shaving Products

Let's Jam                  Hair Care Maintenance

Cutex                      Polish
                           Remover


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

     Over 10.7% of net sales in 1997 was allocated to advertising and consumer promotions. The Company regularly advertises in magazines aimed at consumers of African descent, such as Essence, Ebony, Black Enterprise and Jet, and in targeted spot advertising on television and cable channels such as Black Entertainment Television (BET) and engages in promotional activities and in-store displays to introduce new products or attract new consumers. The Company also uses its kit packaging format to conduct sampling programs for new products.

Distribution and Sales

         The Company's products are sold through five principal distribution channels in the United States retail personal care market, as follows:

o Mass Merchandisers. The Company's products are sold by mass merchandisers, including WalMart and K-Mart.

o Drug Chains. The Company's products are sold by drug chains, including Walgreens, Eckerd's and CVS/Revco.

o Food Chains. The Company's products are sold by food chains, including Winn Dixie and Kroger.

o Discount Chains. The Company's products are sold by discount chains, including Family Dollar and Dollar General.

o Beauty & Barber Supply Stores. B&Bs are dominated by the Sally's Beauty Supply retail chain (Alberto-Culver Company) and the National Beauty Supply Dealers Association (the "NBSDA"), a large group of independent family-controlled retail outlets. B&Bs that are members of the NBSDA are prevalent in the African-American community, typically in retail outlets in strip shopping malls. B&Bs generally have convenient locations, low everyday prices, and a wide selection of ethnic products relative to retail chains.

         The chains generally are an important part of the Company's retail business because of their ability to draw customers from a large geographic area. The Company's chain customers may purchase the Company's products directly from the Company, through an ethnic product distributor or both. No single customer accounted for more that 10.0% of the Company's net sales in the twelve months ended December 31, 1997.

         The Company's strong relationships with its customers in the various distribution channels are enhanced by its direct sales force comprised of divisional managers, regional managers and sales merchandisers, covering the Northeast, Mid-Atlantic, Mideast and Midwest regions in the Northern Division and the Mid-South, Southeast, Southwest and

Western regions in the Southern Division. The sales force in each region markets the Company's products to all of the distribution channels doing business in its geographic region.

         The Company distributes its cosmetics and nail care products through AM Cosmetics' dedicated sales force and broker network.

         The Company has established distributor relationships in various countries in international markets. In Africa, the Company focuses its direct sales efforts primarily on hair care salons which are serviced through regional distributors, specialty cash-and-carry wholesale outlets, mass merchandisers and large retail chains.

Research and Development and Quality Control

         The Company believes that the strength of its competitive position in the ethnic hair care industry is attributable, in part, to its tradition of technological innovation and its focused R&D effort. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for African-American hair (1972), the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers (1998), the only relaxer system to eliminate problems associated with imprecise mixing, which the Company believes is the most common cause of consumer complaints regarding relaxers. The Company believes that its R&D department, led by two industry experienced chemists with Ph.D.s and including nine other researchers and technicians, represents the largest R&D effort focused on the ethnic hair care market. In 1996, the Company's R&D department finalized the development of several product innovations, including the Fail Safe and DL2000 hair relaxer technologies, as well as a full line of hair care maintenance products.

          The Company's R&D costs (principally for new products) for the year ended March 31, 1995 was approximately $300,000 and was $535,000 for the year ended December 31, 1997. For the nine months ended December 31, 1996, the Company's R&D costs were $300,000. These amounts do not include amounts spent on quality control, analytical chemistry, microbiology, package testing and consumer products testing.

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

         In order to increase the Company's manufacturing capacity, the Company has added new production lines in Savannah and outsourced the production of certain low volume maintenance products, freeing the resources of the Savannah facility to concentrate on certain high volume relaxer and hair care products. The Company relies on a limited number of contractors to manufacture its products to the Company's specifications. For example, the Company currently relies on AM Cosmetics to manufacture the Dark & Lovely line of cosmetics and Cutex nail enamels., Chesebrough-Pond's USA to manufacture Cutex nail polish remover products and CEI to manufacture the Company's shampoos and conditioners as well as the Let's Jam line.

Competition

         The United States retail ethnic hair care market is competitive and highly fragmented with a number of market participants that focus specifically on this market. The five largest companies generated approximately 50% of industry sales in 1997 with the remainder being generated by a number of smaller companies, according to the Towne-Oller Report. Some of the larger companies, such as Soft Sheen, Luster Products and Pro-Line Corp., are privately-owned and compete only in the ethnic market, as does the Johnson Products subsidiary of IVAX, Inc., a New York Stock Exchange traded company. However, a few general market companies, such as Revlon, Inc. and Alberto-Culver Company, also produce a limited line of specialized products for the ethnic consumer. In certain product categories, such as shampoos and hair color, competition also arises from general market manufacturers such as the Procter & Gamble Company and Bristol-Myers Squibb Company's Clairol division. Such general market companies are larger and have substantially greater financial and other resources than the Company. Internationally, the Company's competitors differ from market to market, and include Revlon, Soft Sheen and several regionally based foreign companies.

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

         Some of the Company's competitors are general market companies which are larger and have substantially greater financial and other resources than the Company.

Trademarks and Patents

         The Company owns all of the trademark rights used in connection with its principal brands both in the United States and in the other countries in which its products are principally sold. Significant trademarks include: Dark & Lovely, Cutex, Magic, Let's Jam, Dark & Lovely Excelle, Beautiful Beginnings and Dark & Natural. The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of its products; however, the loss of such proprietary rights would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

Employees

         As of December 31, 1997, the Company employed approximately 343 persons in Savannah, and additional 38 elsewhere in the United States and 317 internationally. In the United States, 254 were hourly personnel and 127 were salaried employees. The Company also utilizes temporary workers as needed, primarily in manufacturing. An average of 75 such temporary workers were utilized on a daily basis by the Company during the twelve months ended December 31, 1997. The Company is non-union and believes that its relationship with employees is good.

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

         Based upon recent experience, the Company believes that the future cost of compliance with existing environmental requirements, and liability for known environmental claims pursuant to such requirements, will not have a material adverse effect on the Company's business, results of operations and financial condition. However, future events, such as new information, changes in existing requirements or their interpretation, and more vigorous enforcement policies of regulatory agencies, may give rise to additional expenditures or liabilities that could be material.

Item 2. Properties

The Company owns and occupies  six  buildings on a 11.6-acre  tract in Savannah.
The plant, warehouses and offices encompass approximately 225,000 sq. ft. on seven acres of the property, with the remaining 4.6 acres undeveloped. Four of the buildings are used primarily for warehousing and storage. The largest building (more than 120,000 sq. ft.) houses the manufacturing equipment for substantially all of the Company's products, shipping, quality control, the R&D laboratories, customer research and a professional hair salon which is used to test new products. The manufacturing and warehousing space has been expanded seven times since it was originally built in 1954. The Company is in the process of reconfiguring its production lines to increase the capacity of the Savannah facility. The Company has signed a five year lease agreement for additional warehouse and office space which expires in 2003. The annual lease commitment is approximately $445,000. The Company believes that the capacity in the Savannah facility combined with the additional warehouse space will be adequate for its needs in the reasonably foreseeable future.

         The Company's South African subsidiary owns and occupies one building on 4.5 acres in Midrand, South Africa, 15 miles north of Johannesburg in a developing industrial park located on the major highway between Johannesburg and Pretoria. The property was previously occupied by Pfizer as a manufacturing facility and was easily converted to suit the Company's needs. The building encompasses approximately 80,000 sq. ft. and houses the manufacturing equipment for all products, shipping and receiving, raw material and finished goods storage, an R&D laboratory and executive office space. Ample acreage is available for expansion of the facility. The Company believes that capacity in the South African facility is adequate for its needs in the reasonably foreseeable future.

         In late 1996, the Company purchased a production facility in Ghana located near the Ghanaian Coca-Cola bottling plant which will enable the Company to better service the 200 million Black people located in the region. The plant is expected to be operational by June 1997. In Tanzania, East Africa, the Company anticipates having a similar facility to the West African Ghanaian plant which should be operational by early 1999.

Item 3.  Legal Proceedings

         The Company is involved in various routine legal proceedings incident to the ordinary course of business and believes that the outcome of all pending legal proceedings, in the aggregate, will not have a material adverse effect on the business, results of operations or financial condition of the Company.

Item 4.  Submission of Matters to Vote of Security Holders

          Not applicable.



                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         The Company's Class A Common Stock is traded on the New York Stock Exchange. The Company's Class B Common Stock and Class C Common Stock have no established public trading market. The high and low sales prices for the Company's Class A Common Stock as reported by the New York Stock Exchange for each full quarterly period for which prices are available follow:


                              1997      Quarterly Stock Prices*
                          1st            2nd            3rd           4th
                        Quarter        Quarter        Quarter       Quarter
 High                   14 7/8         11 5/8            13          11 11/16
 Low                    11 3/8          7 1/2             9           6 1/8


* Represents the closing price per share on the New York Stock Exchange, which is the market on which shares of the Company's Class A Common Stock are listed. The first quarter of 1997 is the first full quarterly period for which such prices are available. The Company's symbol is CIC.

     At December 31, 1997, there were approximately 42 holders of record of the Company's Class A Common Stock, 2 holders of the Company's Class B Common Stock and 12 holders of the Company's Class C Common Stock. Since the Aminco Acquisition, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be reinvested in the business to finance its growth and development. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). The Company entered into a new bank credit facility and issued $100,000,000 of Senior Subordinated Notes which restricts the ability of the Company or any subsidiary of the Company from paying cash dividends other than dividends or distributions payable in shares of capital stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board.

Item 6.  Selected Consolidated Historical Financial Data

                                                    Company (1)            Full Fiscal Year                    Predecessor
                                               Twelve         Nine
                                               Months       Months    Predecessor    Company (2)
                                                Ended        Ended  April 1, 1995  August 23, 1995
                                          December 31, December 31,  to August 22,  to March 31,            Year Ended March 31,
Amounts in 000s except per share data            1997     1996 (4)           1995          1996        1995    1994 (3)        1993
Statement of Operations Data:
Net sales ...............................    $109,631     $ 59,938       $ 26,854      $ 41,465    $ 58,126    $ 50,108    $ 49,335
Income (loss) from
  continuing operations (4) .............       3,754       (3,256)         3,934         1,104       5,688       2,697       4,939
Basic and diluted earnings (loss)
  per share from continuing
  operations (4) ........................    $   0.25     $  (0.25)          --        $   0.09        --          --          --
Weighted average common
  shares outstanding ....................      15,003       12,715           --          11,871        --          --          --





                                                                      Company                             Predecessor
                                                   December 31,  December 31,    March 31,                  March 31,
Balance Sheet Data: ...............................        1997    1996 (3)       1996 (3)           1995    1994 (3)           1993
Total assets ......................................    $201,424    $ 97,529       $ 87,980       $ 43,863    $ 38,609       $ 37,572
Long-term debt (including current portion) ........     103,623      27,101         66,788           --          --              288
Stockholders' equity ..............................      61,531      54,215          9,775         34,358      29,313         30,473
Working capital ...................................    $ 44,944    $ 15,852       $ 13,855       $ 15,140    $ 11,267       $ 14,256



(1) Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.
(2) The acquisition of Aminco, Inc. (the Predecessor) was completed on August 23, 1995. The Company's financial statements include the operating results from the acquisition date.
(3) During the second calendar quarter of 1997 the Company changed its method of valuing inventories. See Note 3 and Note 15 to the financial statements.
(4) Before extraordinary item and cumulative effect of accounting change.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
Carson, Inc. (formerly DNL Savannah Holding Corp. and also referred to herein as the "Company" or "Carson") is a leading manufacturer and marketer of personal care products. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers (which constituted approximaely 50% of the Company 's net sales in
1997), hair color, men's depilatory products and hair care maintenance products. Carson was established in May 1995 and until August 1995 its operations were de minimus. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco,Inc. (also referred to as the "Predecessor"). Aminco's operations were principally conducted by its wholly owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products Company. The accompanying financial statements include the operating results of Carson Products Company ("Carson Products") from the acquisition date .
     The Company 's acquisition of the Predecessor for approximately $95 million in cash (including $6 million for fees and other costs directly associated with the acquisition) was initially financed with long-term borrowings aggregating approximately $68.0 million and has been accounted for as a purchase (the "Aminco Acquisition"). Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on the fair values at the acquisition date. Liabilities assumed aggregated approximately $11.4 million. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill. In connection with the acquisition, the senior management of the Predecessor was replaced. The Predecessor had a March 31 fiscal year-end . Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31. The decision to change the fiscal year-end was made in order to conform the Company 's financial reporting year to the natural business year of the industry.
     On July 3, 1996, the Company 's South African subsidiary, Carson Holdings, L t d . ("Carson South Africa") sold 25.0% of its shares in an initial public offering on the Johannesburg Stock Exchange. This offering resulted in net proceeds of approximately $4.2 million. At the same time, Carson South Africa issued 1.875% of its shares to certain employ e e s , officers and directors involved in the Company 's South African operations. As a result of the issuance of these shares, the Company has reflected in its consolidated statement of operations for periods subsequent to the share issuance a minority interest in subsidiary earnings. The amount of the charge reflected in this line item equals Carson South Africa 's net income for the applicable period multiplied by the percentage of the Carson South Africa shares which are not indirectly owned by the Company. In conjunction with the South African initial public offering, the Company 's U.S. subsidiary, Carson Products entered into an amendment to its license agreement with Carson Products Proprietary Limited ("Carson Products S.A."), a South African registered company wholly owned by Carson South Africa, which provides that commencing on April 1, 1998, Carson Products S.A. will pay to Carson Products a royalty in the amount of 3.0% of the net sales of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement continues indefinitely thereafter until terminated by either party upon twelve months written notice.
     In the twelve months ended December 31, 1997, 30.8% of the net sales of the Company were to customers outside the United States. The following table presents the Company 's net sales by geographic region for such period:
                                            Dollars in thousands      % of Total
Net sales to:
United States ............................             $ 75,834           69.2 %
South Africa .............................               21,662           19.8
Other International ......................               12,135           11.0
Total ....................................             $109,631          100.0 %

With the exception of sales by Carson Products S.A. to South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company 's sales are recorded in United States Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary incurs all of its costs in Rand. However, due to fluctuations in the exchange rate , there is a potential for losses on the consolidated level. Assets and liabilities of the Company's South African operations are translated for consolidation purposes from South African Rand into United States Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.
     On June 26, 1996, Carson made an investment of $3.0 million in Morningside AM Acquisition Corp., the parent of AM Cosmetics, Inc. ("AM Cosmetics") a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company 's consolidated statements of operations for periods subsequent to June 26, 1996 include the dividend income from this investment, although dividends are anticipated to be paid through the issuance of additional preferred stock. Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, Carson entered into a management agreement and will enter into certain related sales agreements and manufacturing agreements with AM Cosmetics.
     The Company completed the offering (the "initial public offering") of 4,818,500 shares of Class A common stock on the New York Stock Exchange on October 18, 1996 at a price of $14 per share. Of these shares, 3,113,000 were sold by the Company with the balance sold by selling stockholders, none of which included any members of management or the original buy out group.
     In the first half of 1997, Carson's South African subsidiary consummated three acquisitions in the African personal care industry i n cluding the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these three acquisitions was approximately $1.5 million, subject to post closing adjustments, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa common stock (which resulted in a gain to the Company of approximately $460,000 which was recorded in paid-in capital in the year ended December 31, 1997) . These acquisitions are accounted for under the purchase method of accounting.
     On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United
States and Puerto Rico (the "Cutex Acquisition" ) .The purchase price was approximately $41.4 million, subject to post closing adjustments, with funds provided by additional long-term debt. Net product sales of Chesebrough-Pond 's USA Cutex line approximated $18.2 million, excluding any results from the sale of nail enamel or other products under license by Jean Philippe, for the twelve months ended December 31, 1996. This acquisition is accounted for under the purchase method of accounting.
     Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe to package,distribute,and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico.
     During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc.This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, subject to post-closing adjustments, funded primarily by additional long term debt. This acquisition is accounted for under the purchase method of accounting.
     In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The purchase consideration payable for the acquisition is approximately $9.5 million, subject to post closing adjustments, of which approximately $9.3 million was recorded as intangible assets; additional consideration of up to $3.7 million based upon the after tax profit of the business for the year ended December 31, 1998 may be paid. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital in the year ended December 31, 1997). Approximately $5.4 million of the purchase price was paid in January 1998, approximately $4.1 million is payable on or before January 3, 1999 and the remainder (subject to adjustment) is payable no later than March 1999.

Effect of the Recent Acquisitions on Results of Operations

     The consummation of recent acquisitions affected the Company 's results of operations in certain significant respects. The Cutex Acquisition and the other recent acquisitions have been reflected using purchase accounting, with the excess of the purchase price over the fair value of the identifiable net assets being classified as goodwill. Therefore, depreciation and amortization expense increased for periods following each such acquisition, and interest expense also increased following the Cutex Acquisition due to increased debt used to finance the Cutex Acquisition.Similarly, the Aminco Acquisition
                                                        16
was reflected using purchase accounting with the purchase price being allocated to the Company's identifiable assets and liabilities based on fair values at the date of acquisition, which was August 23, 1995. The excess of the purchase price over the fair value of the Company 's identifiable net assets has been classified as goodwill. The depreciation and amortization expense of the Company are significantly higher than the corresponding amounts for the Predecessor. Additionally, interest expense increased due to debt used to finance the Aminco Acquisition. Due to these increased expenses, the financial statements of the Predecessor are not strictly comparable to those of the Company for subsequent periods. However, the following table combines historical fiscal 1995 data for the Predecessor and the Company in order to facilitate discussion of financial results.

Statement of Operations Data
                                                                                    Company                             Combined (b)
                                                               Twelve-Month       Twelve-Month         Nine-Month         Nine-Month
                                                               Period Ended       Period Ended       Period Ended       Period Ended
Dollars in 000s                                            December 31,1997  December 31,1996(a) December 31,1996   December 31,1995
                                                                                    (Unaudited)                          (Unaudited)
Net sales ..............................................           $109,631           $ 77,730           $ 59,938           $ 50,527
Cost of goods sold .....................................             50,510             34,923             26,940             22,336
Gross profit ...........................................             59,121             42,807             32,998             28,191
Marketing and selling expenses .........................             28,158             19,144             15,692             13,596
General and administrative expenses ....................             18,714             10,873              7,732              6,029
Incentive compensation .................................               --                7,123              7,123               --
Operating income .......................................           $ 12,249           $  5,667           $  2,451           $  8,566

Data as a Percentage of Sales:
Net sales ..................................................          100.0%             100.0%             100.0%            100.0%
Cost of goods sold .........................................           46.1               44.9               44.9              44.2
Gross profit ...............................................           53.9               55.1               55.1              55.8
Marketing and selling expenses .............................           25.7               24.6               26.2              26.9
General and administrative expenses ........................           17.1               14.0               12.9              11.9
Incentive compensation .....................................             --                9.2               11.9                --
Operating income ...........................................           11.1%               7.3%               4.1%             17.0%

(a) The unaudited statement of operations for the twelve-month period ended December 31, 1996 includes the audited results for the nine-month period ended December 31, 1996 and the unaudited results for the three-month period ended March 31, 1996. (b) The combined unaudited statement of operations for the nine-month period ended December 31, 1995 includes results of Predecessor operations for the period from April 1, 1995 to August 22, 1995 combined with Company results of operations for the period from August 23, 1995 to December 31, 1995. The combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.

Company Twelve-Month Period Ended December 31, 1997 Compared to Twelve-Month Period Ended December 31, 1996 Net Sales.
     Consolidated net sales for the year ended December 31, 1997 amounted to $109.6 million, an increase of 41.0% over the $77.7 million reported for 1996. This sales increase is principally attributable to incremental sales of the domestic acquisitions of the Cutex and Let's Jam brands in addition to strong growth in sales of the South African subsidiary, which saw sales increase by 110.0%. Cutex, which was acquired on April 30, 1997, contributed $17.8 million to consolidated sales, and Let's Jam, which was acquired on April 8,1997, contributed $2.4 million to sales. Total international sales amounted to $33.8 million, an increase of 65.4% over the $ 20.4 million reported for all of 1996. The South Africa subsidiary contributed $21.7 million of this international sales performance.
     In the United States, the Company 's core ethnic hair care sales declined by 5.2% to $54.3 million. However, during this period, the Company 's overall market share of this category, as published by Information Resources, Inc. ("IRI") (based on sales data from store register scanners at a sampling of food and drug store chains and mass merchandisers), increased slightly. These market share results outperformed the ethnic hair care products market where sales at retail declined by approximately 2.6% as published by IRI. The Company believes that the softness in this market is attributable in part to continuing drug chain consolidation as well as consolidation in the distribution channel.
      During the second half of 1997, the Company introduced a new line of cosmetics under the Dark & Lovely brand name. Due to delays in the execution of the launch, net sales of Dark & Lovely Cosmetics were limited to $1.2 million for 1997.

Gross Profit. Gross profit increased to $59.1 million for the year ended December 31, 1997 compared to $42.8 million in the prior year. Gross profit margin decreased from 55.1% in 1996 to 53.9% in 1997. Management believes that this contraction in gross margin is principally attributable to inefficiencies in its manufacturing processes which resulted without a comparable increase in production volume. The Company is addressing these issues and by year end had added a Senior Vice President, Operations and a Director of Materials
Management. Management believes that it has made significant progress in resolving the issues that adversely impacted gross margin in 1997.

     During 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market. The effect of this change has been reflected to the extent material in all periods presented in these financial statements. This change in value in inventories was made in order to provide conformity among all of the Company's subsidiaries as well as to conform with general industry practices. As a result of this change in accounting, cost of goods sold increased and net income decreased for the period from August 23, 1995 to March 31, 1996 by $177,000 and $102,000, respectively, from amounts previously reported. In addition, inventories decreased by $177,000, retained earnings decreased by $102,000, and deferred income taxes decreased by $75,000 at December 31, 1996.

Marketing and Selling Expenses. Marketing and selling expenses increased to $28.2 million in 1997 compared to $19.1 million in 1996, an increase of 47.1%. As a percentage of sales, marketing and selling expenses amounted to 25.7% in 1997 compared to 24.6% in 1996. There were several reasons for the substantial increase in marketing and selling expenses. As a result of the Cutex Acquisition,the Company began paying sales commissions to brokers hired to sell Cutex. Prior to the Cutex Acquisition, essentially all sales were obtained by the Company 's internal sales force. Additionally, in connection with the launch of the Color Cosmetics and Salon Professional lines, the Company incurred significant start-up marketing and selling expenses in amounts disproportionate to the sales volume generated by these new lines. A total of $1.5 million was incurred in the Color Cosmetics development and $1.6 million was incurred in the development of the Salon Professional line. These amounts were expensed as part of marketing and selling expenses during 1997.

General and Administrative Expenses. General and administrative expenses increased from $10.9 million in 1996 to $18.7 million in 1997, an increase of 72.1%. This increase is due in part to increased amortization related to recent acquisitions combined with increased professional fees and personnel costs associated with the enhancement of infrastructure needed to support the Company's growth . An example of the infrastructure improvements include costs to enhance the Company 's information services technology needed to meet financial reporting requirements as well as customer service demands. The increases in personnel costs were attributable in large measure to the addition of a Chief Financial Officer, a Senior Vice President, Operations and a Senior Vice President, Finance. In addition, two incumbent executives who terminated their services at the end of 1997 were included in the cost structure throughout 1997. Nonrecurring severance benefits aggregating $430,000 were paid or accrued and expensed in 1997 for these individuals.

Incentive Compensation. During 1996, a nonrecurring charge for pre-initial public offering incentive compensation of $7.1 million was incurred. No similar cost was incurred in 1997.

Operating Income. As a result of the above changes, operating income amounted to $12.2 million for 1997, an increase of 116.1% over operating income of $5.7 million reported for 1996. The operating margin was 11.1% in 1997 compared to 7.3% in 1996.

Interest Expense. Interest expense amounted to $6.4 million in 1997 compared to $6.2 million in 1996. Although total interest expense did not increase materially from year to year, the Company refinanced its debt in November 1997 by issuing $100.0 million of 10 3/8 % Senior Subordinated Notes. Accordingly, interest expense in future years, including amortization of debt issuance costs, can be expected to amount to a minimum of $11.0 million per year. See "Liquidity and Capital Resources" for further description of the Company 's financing.

Extraordinary Item. In connection with the debt refinancing mentioned previously, unamortized debt issuance costs of $3.2 million related to the early extinguishment of existing debt was written off as an extraordinary charge. After taxes, this charge amounted to $2.1 million ($0.14 per share). During 1996, there was an extraordinary charge of $3.5 million, ($0.28 per share) net of income taxes, related to the write off of debt issuance costs in conjunction with the extinguishment of debt as a result of the Company's IPO.

Provision for Income Taxes. The provision for income taxes amounted to $2.8 million in 1997, or 42.5% of income before income taxes. In 1996, the provision for income taxes was $2.5 million, although income before income taxes was negligible. The effective tax rate in 1996 was not proportionate to the statutory rate as a result of the majority of the non-deductibility of incentive compensation charges for income tax purposes.

Company   Nine-Month  Period  Ended  December  31,  1996  Compared  to  Combined
Nine-Month  Period Ended  December 31, 1995.

     The Company is comparing its actual historical results of operations for the nine-month period ended December 31, 1996 to a Predecessor period of April 1, 1995 to August 22, 1995 combined with a Company period of August 23, 1995 to December 31, 1995.This combined presentation is not in conformity with generally accepted accounting principles but is included for comparative purposes only.

Net Sales. Net sales increased from $50.5 million for the combined nine-month period ended December 31, 1995 to $59.9 million for t h e nine-month period ended December 31, 1996, an increase of 18.6%. In the United States, relaxers and texturizers, hair color and hair care maintenance products each generated net sales increases. Carson South Africa continued to demonstrate strong results with an increase in net sales of 69.2% from $5.2 million for the combined nine-month period ended December 31, 1995 to $8.8 million for the nine-month period ended December 31, 1996.

Gross Profit. Gross profit increased from $28.2 million for the combined nine-month period ended December 31, 1995 to $33.0 million for the nine-month period ended December 31, 1996, an increase of 17.0%. This increase was almost entirely due to the increase in net sales. As a percent of net sales, gross profit decreased from 55.8% for the combined nine-month period ended December 31, 1995 to 55.1% for the nine-month period ended December 31, 1996, primarily due to an inventory adjustment related to repackaging and reformulation of several product lines.

Marketing and Selling Expenses. Marketing and selling expenses increased from $13.6 million for the combined nine-month period ended December 31, 1995 to $15.7 million for the nine-month period ended December 31, 1996, an increase of 15.4%. The increase in marketing and selling expense was almost entirely a result of the increase in net sales. As a percentage of net sales, marketing and selling expenses decreased from 26.9% to 26.2% during this period, primarily as a result of the timing of advertising and promotional expenses.

General and Administrative Expenses. General and administrative expenses other than depreciation and amortization increased from $4.8 million for the combined nine-month period ended December 31, 1995 to $5.8 million for the nine-month period ended December 31, 1996, an increase of 20.8%. As a percentage of net sales, general and administrative expenses increased from 9.4% to 9.7% during this period. This increase in general and administrative expenses as a percentage of net sales was a function of several factors relating to the acquisition and the new management structure. First, the new management team included the addition of several new senior executives and the promotion of certain key executives that increased personnel costs which management believed was necessary to support the future growth of the Company. Second, the Company entered into a management agreement with Morningside which provides strategic consulting advice to the Company for a fee of $400,000 per annum. Third,travel expenses increased significantly due to the new management's focus on international markets which required extensive travel. Finally, bank fees and professional fees increased due to the new credit agreements relating to the debt incurred to finance the Aminco Acquisition.

Incentive Compensation Expenses. The Company recognized $7.1 million of incentive compensation expenses during the nine-month period ended December 31, 1996 relating to costs under certain long-term incentive compensation agreements and the purchase of shares prior to the initial public offering by several outside directors and certain members of senior management and for the shares of Carson South Africa awarded to certain members of its management. No similar costs were previously recorded.

Depreciation and Amortization. Depreciation and amortization expense increased from $1.3 million for the combined nine-month period ended December 31, 1995 to $1.9 million for the nine-month period ended December 31, 1996. As a percentage of net sales, depreciation and amortization expense increased from 2.5% to 3.2% during this period. This increase was primarily due to goodwill amortization which resulted from the application of purchase accounting. The increase in amortization due to the Aminco Acquisition was partially offset by a change in the way the Company accounts for package design costs. Prior to the Aminco Acquisition, the Predecessor capitalized package design costs and amortized it over a four year period. Since the Aminco Acquisition, the Company has expensed package design costs as incurred.

Operating Income. As a result of the above changes, operating income decreased from $8.6 million for the combined nine-month period ended December 31, 1995 to $2.5 million for the nine-month period ended December 31, 1996.

Interest Expense. Interest expense increased substantially from $2.7 million for the combined nine-month period ended December 31, 1995 to $4.5 million for the nine-month period ended December 31, 1996, as a result of the new debt incurred to finance the Aminco Acquisition.

Other Income, net. Other income decreased as a result of the elimination of royalty income associated with the Caribbean. The Company now handles Caribbean sales through its in-house sales organization. Investment income decreased because most of the Predecessor's investments were liquidated in conjunction with the Aminco Acquisition .Additionally, in June of 1996, the Company made an investment and entered into a management contract with AM Cosmetics, a leading low-cost producer of cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid in kind dividend on its $3.0 million investment and an annual management fee of the greater of $500,000 or 1% of net sales.

Provision for Taxes. The provision for taxes decreased from $2.8 million to $1.7 million during this period. The effective tax rate is not proportionate to the statutory rates as a result of the majority of the incentive compensation charge not being deductible for income tax purposes .

Liquidity and Capital Resources
On June 26, 1996, Carson Products Company invested $3.0 million in Morningside AM Acquisition Corp., the parent of AM Cosmetics, a leading low-cost manufacturer of cosmetics. The investment was made through the purchase of $3.0 million of 12% cumulative, payment-in-kind preferred stock. The Company 's consolidated statement of operations for periods subsequent to June 26, 1996 include the dividend income from this investment, although dividends are
anticipated   to  be  paid   through  the  issuance  of   additional   preferred
stock.Therefore, it is anticipated that no cash will be generated from this investment in the near future. In connection with the investment, Carson Products Company entered into a management agreement and certain related sales agreements and manufacturing agreements with AM Cosmetics. See "Certain Relationships and Related Transactions--AM Cosmetics."
     The Company completed the offering of 4,818,500 shares of Class A common stock on the NYSE on October 18, 1996 at a price of $14.00 per share. Of these shares, 3,113,000 were sold by the Company with the balance sold by selling stockholders, none of which included any members of management or the principal investors. The Company used the net proceeds of such offering to repay certain indebtedness of Carson Products Company used to finance the Aminco Acquisition.
      In April 1997, the Company amended its credit facility to change the Company 's then existing $40.0 million senior credit facility to a $100.0 million senior credit facility consisting of $25.0 million of Term A loans, $50.0 million of Term B loans and a $25.0 million revolving loan commitment. The proceeds of the new term loans were used in part to finance the Cutex Acquisition. In connection with the refinancing , the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to Morningside Capital Group,L. L. C.
     In  November  1997,  the  Company  completed  a private  offering of $100.0 million aggregate principal amount of ten year, fixed rate 10 3/8 % senior subordinated notes (the "offering"). The notes are guaranteed by the Company 's wholly-owned subsidiary, Carson Products Company. The Company used the net proceeds from the offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under the amended credit facility and to pay transaction fees and expenses of $4.4 million related to a new credit facility. The balance of the proceeds of the offering was used for working capital and general corporate purposes. As a result, the Company recognized $2.1 million (net of the related tax benefit of $1.2 million) in 1997 of debt-related charges and write-offs reflected in the accompanying statements of operations as an extraordinary item. The Company defers all loan fees and amortizes them over the term of the loan. The private offering contains covenants with respect to, among other things, (i) maintenance by Carson Products Company of certain cash flow coverage ratios; (ii) restrictions on the incurrence of additional liens or indebtedness. The private offering contains restrictions on the payment of any cash dividends by the Company or any subsidiary.
     Concurrently with the consummation of the private offering, the Company entered into a new credit facility with Credit Agricole Indosuez as agent and lender, which is guaranteed by the Company 's wholly-owned subsidiary, Carson Products Company. The facility provides a term acquisition loan facility of $50.0 million and a revolving loan facility of $25.0 million. The final maturity date for each of the term loan facility and revolving loan facility is October 2005 and 2003, respectively. Borrowings under the term loan facility and revolving loan facility will bear interest at the Base Rate (as defined) plus 1.0% and the Base Rate plus 0.5%, respectively, or at the Company's option, the Eurodollar Rate (as defined) plus 2.5% and the Eurodollar Rate plus 2.0%, respectively. Debt issue costs related to the new credit facility were approximately $1.7 million.
     The new credit facility provides for (i) a commitment fee of 0.25% per annum on the unutilized portion of the revolving credit facility, (ii) a fee of 0.25% per annum on the maximum amount available to be drawn under letters of credit and (iii) a letter of credit insurance fee. The new facility contains covenants with respect to, among other things, (i) maintenance by Carson
Products Company of certain total interest coverage ratios, fixed charge coverage ratios and leverage ratios and (ii) restrictions on the incurrence of additional liens or indebtedness. The new facility contains restrictions on the payment of any cash dividends by the Company or any subsidiary except for dividends or distributions payable in shares of capital stock.
     In the year ended December 31, 1997, net cash flow used in operations was $17.3 million, largely as a result of a $11.6 million increase in inventory, a $13.0 million increase in accounts receivable, and a $8.7 million decrease in accrued expenses. These uses of cash were offset in part by net income of $1.7 million, depreciation and amortization of $3.8 million and an increase in accounts payable of $6.9 million.
     Net cash used in investing activities for the year ended December 31, 1997 totaled $57.6 million which consisted primarily of cash paid for acquisitions of business assets of $49.4 million and capital expenditures necessary to maintain the Company 's facilities in modern condition.
     Net cash provided from financing activities totaled $84.8 million primarily as a result of additional borrowings related to acquisitions plus the $100.0 million notes issuance discussed above, offset in part by payments on long-term debt of $92.7 million. Additionally, Carson South Africa completed an equity rights offering which generated $1.5 million of cash, net of $4.2 million which was invested by Carson Products Company. The rights offering of additional shares of its common stock to its existing shareholders was consummated in June 1997 in order to raise capital to fund the physical expansion of the Midrand, South Africa plant, complete the factory in Accra, Ghana,accelerate the development of recently acquired brands and provide additional working capital. The Company participated in the rights offering indirectly by having Carson Products Company subscribe for additional shares in the amount of approximately R19.0 million (approximately $4.2 million), and therefore its ownership percentage remained approximately the same. The rights offering raised approximately R25.9 million (approximately $5.7 million), including amounts paid by Carson Products Company. In addition, Carson South Africa issued 8,480,000 shares of its Common Stock during 1997 related to the purchase of A&J Cosmetics which generated cash of $9.0 million.
     The Company 's non-acquisition related capital expenditures for the years ended December 31, 1997 and 1996 were $8.2 million and $3.8 million, respectively.
     The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its New Credit Facility will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

Inflation
The Company 's manufacturing costs and operating expenses are affected by price changes. The

Company has historically mitigated inflationary effects by passing price changes along to its customers and by continually developing more cost-effective manufacturing and operational procedures. The Company 's ability to mitigate the effects of price changes will depend on market factors.

Outlook
Statements contained herein are forward-looking statements. It is important to note that the Company 's actual results could differ materially from those projected in such forward-looking statements based on a number of factors, some of which are beyond the Company 's control.
     Risk factors include, but are not limited to, the Company 's ability to successfully implement its growth strategy, the nature and extent of future competition in the Company 's principal marketing areas and increased costs of compliance with any developments in the U.S., Brazil, the Caribbean, Europe and other countries where the Company now does business or in the future may do business.

Year 2000 Issue
The Company currently utilizes two computer information systems. The JD Edwards financial package is used to support several financial applications. In its distribution and manufacturing operations, the Company uses a software package known as PRISM developed by MARCAM. The JD Edwards and PRISM packages run on an IBM AS/400 computer and are currently not year 2000 compliant.
     The Company has received newer releases of the JD Edwards and PRISM packages that are year 2000 compliant but has not implemented these releases. New releases are covered by maintenance agreements with JD Edwards and MARCAM and as a result there were no additional software costs for the releases. The Company is currently working on a plan to upgrade current versions of JD Edwards and PRISM with the newer releases. The new releases have additional features and functions that will require a significant amount of user training. Management believes that the consulting and training for the upgrade could cost between $50,000 to $100,000, which includes the Company 's commitment of resources. The Company anticipates that both the JD Edwards and PRISM upgrades will be functional by December 31, 1998.

New Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") .SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 during 1998 and expects to report comprehensive income for the effects of foreign currency translation adjustments which are reported as a component of stockholders' equity.
     In addition, during 1997 the FASB issued SFAS No. 131," Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes revised standards for the manner in which companies report information about operating segments. The Company does not believe that this statement will significantly alter the segment disclosures it provides. This statement is effective for the Company 's year ending December 31, 1998.

Item 8.  Financial Statements and Supplementary Data

Consolidated Statements of Operations

                                                                      Company                                Twelve-Month Period
                                                                                           Nine-Month Period
                                                                                       Unaudited       Predecessor           Company
                                           January 1,1997 to   April 1,1996 to August 23,1995 to   April 1,1995 to August 23,1995 to
Amounts in 000s,except per share data       December 31,1997  December 31,1996  December 31,1995    August 22,1995     March 31,1996
Net sales .................................        $ 109,631         $  59,938         $  23,673         $  26,854         $  41,465
Cost of sales .............................           50,510            26,940            10,823            11,513            18,806
Gross  profit .............................           59,121            32,998            12,850            15,341            22,659
Marketing and selling expenses ............           27,007            15,692             6,129             7,467             9,581
AM Cosmetics sales commissions ............            1,151                --                --                --                --
General and administrative expenses .......           14,551             5,603             2,475             2,276             5,061
General and administrative -
  fees paid to Morningside ................              370               233                --                --                --
Incentive compensation,directors and
  management ..............................               --             7,123                --                --                --
Depreciation and amortization .............            3,793             1,896               776               502             1,331
Operating income ..........................           12,249             2,451             3,470             5,096             6,686
Interest expense ..........................           (6,444)           (4,545)           (2,640)              (56)          (4,487)
Other (expense) income, net ...............             (172)              121                35             1,137               182
Other income,AM Cosmetics management
  fee and dividend ........................              900               444                --                --                --
Income (loss) before income tax ...........            6,533            (1,529)              865             6,177             2,381
Provision for income tax ..................            2,779             1,727               527             2,243             1,277
Income (loss) before extraordinary item ...            3,754            (3,256)              338             3,934             1,104
Extraordinary item,net of tax benefit .....           (2,086)           (3,527)               --                --                --
Net income (loss) .........................            1,668            (6,783)              338             3,934             1,104
Dividends on preferred stock ..............               --                --                --               554                --
Income (loss) available to all shareholders        $   1,668         $  (6,783)        $     338         $   3,380         $   1,104

Basic and diluted earnings (loss) per common share:
Before extraordinary item ........................ $    0.25      $      (0.25)        $    0.03                           $    0.09
Extraordinary item,net of tax benefit .............    (0.14)            (0.28)               --                                  --
Net Income (loss) per share .......................$    0.11      $      (0.53)        $    0.03                           $    0.09

Weighted average common shares outstanding .........  15,003            12,715            11,871                              11,871

The accompanying notes are an integral part of these consolidated financial statements.




Consolidated Balance Sheets


                                                                                                    December 31,        December 31,
Dollars in 000s except share and par value data                                                             1997                1996
ASSETS
Current Assets:
Cash and cash equivalents ..................................................................            $ 14,043            $  4,191
Accounts receivable less allowance for doubtful accounts of
   $3,881 (1997) and $614 (1996) ...........................................................              28,148              15,117
Inventories ................................................................................              24,861              10,572
Other current assets .......................................................................                 832               1,421
Total current assets .......................................................................              67,884              31,301
Property, Plant and Equipment, net .........................................................              22,202              15,089
Investment in AM Cosmetics .................................................................               3,587               3,187
Intangibles,net of accumulated amortization of $3,737 (1997) and $1,573 (1996) .............             100,385              46,108
Other Assets ...............................................................................               7,366               1,844
Total Assets ...............................................................................            $201,424            $ 97,529

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable ...........................................................................            $  8,567            $  7,065
Due for A&J Cosmetics ......................................................................               5,416                  --
Accrued expenses ...........................................................................               7,413               5,291
Income taxes payable .......................................................................               1,544                 493
Current maturities of long-term debt .......................................................                  --               2,600
Total current liabilities ..................................................................              22,940              15,449
Long-term Debt .............................................................................             103,623              24,501
Due for A&J Cosmetics ......................................................................               4,088                  --
Other Liabilities ..........................................................................               1,742               1,700
Minority Interest in Subsidiary ............................................................               7,500               1,664

Commitments and Contingencies (Notes 11 and 14) ............................................                  --                  --

Stockholders' Equity:
Preferred stock,$.01 par value,10,000,000 shares authorized, none outstanding ............                    --                  --
Common stock:
Class A,voting, $.01 par value,150,000,000 shares authorized,5,033,248
  and 4,996,568 shares issued as of December 31, 1997 and 1996,respectively ..............                   50                   50
Class B,nonvoting, $.01 par value, 2,000,000 shares authorized,1,859,677 shares
  issued and outstanding .................................................................                   19                   19
Class C,voting, $.01 par value,13,000,000 shares authorized, 8,127,937
  shares issued and outstanding ..........................................................                   81                   81
Paid-in capital ..........................................................................               69,022               62,418
Accumulated deficit ......................................................................               (4,011)             (5,679)
Foreign currency translation adjustment ..................................................               (2,170)             (1,309)
Notes receivable from employee shareholders, net of discount .............................               (1,353)             (1,365)
Treasury stock,13,245 shares of Class A common stock .....................................                 (107)                  --
Total stockholders' equity ...............................................................               61,531               54,215
Total Liabilities and Stockholders' Equity ...............................................           $  201,424            $  97,529

The accompanying notes are an integral part of these consolidated financial statements.




Consolidated Statement of Stockholders' Equity

                                                                                    Common Stock                  Preferred Stock
Amounts in 000s                                                                 Shares       Amount           Shares          Amount
PREDECESSOR
Balance,March 31,1995 ................................                         406,699       $1,220          606,752         $6,068
Net income ...........................................                              --           --               --             --
Cash dividends,preferred stock .......................                              --           --               --             --
Issuance of treasury stock ...........................                              --           --               --             --
Balance,August 22, 1995 ..............................                         406,699       $1,220          606,752         $6,068

                                                       Class A                        Class B                        Class C
Amounts in 000s                                 Shares        Amount            Shares       Amount           Shares          Amount
COMPANY, beginning
August 23,1995
Sale of common stock .......................        --           $--               569          $ 6            5,799            $58
Issuance of common stock in connection
  with acquisition .........................        --            --             1,291           13            2,006             20
Carryover of predecessor basis .............        --            --                --           --            1,705             17
Net income .................................        --            --                --           --               --             --
Balance,March 31,1996 ......................        --            --             1,860           19            9,510             95
Reduction of debt from shareholders ........        --            --                --           --               --             --
Sale of common stock,net ...................     3,113            31                --           --               --             --
Conversion of Class C shares
  to Class A shares ........................     1,884            19                --           --           (1,884)           (19)
Reduction of debt from sharehoders ........       --             --                --           --               --             --
Net loss ...................................       --             --                --           --               --             --
Translation adjustment .....................       --             --                --           --               --             --
Employee shareholder loans,
  less discount ............................       --             --                --           --               --             --
Incentive compensation and other ...........       --             --                --           --              502              5
Balance,December 31,1996 ...................    4,997             50             1,860           19            8,128             81
Gain on sale of South Africa stock,net .....       --             --                --           --               --             --
Restricted share awards ....................       36             --                --           --               --             --
Net income .................................       --             --                --           --               --             --
Translation adjustment .....................       --             --                --           --               --             --
Change in employee shareholder loans .......       --             --                --           --               --             --
Purchase of treasury stock .................       --             --                --           --               --             --
Balance,December 31, 1997 ..................    5,033            $50             1,860          $19            8,128            $81

The accompanying notes are an integral part of these consolidated financial statements.




Paid-in           Retained              Valuation                                      Treasury                                Total
Capital           Earnings             Adjustment                                         Stock                 Stockholders' Equity

$   308           $ 33,187                $   283                                      $ (6,708)                           $ 34,358
     --              3,934                     --                                            --                               3,934
     --               (554)                    --                                            --                                (554)
     --                 --                     --                                           296                                 296
$   308           $ 36,567                $   283                                      $ (6,412)                           $ 38,034

Paid-in           Retained Earnings    Translation               Receivable From       Treasury                                Total
Capital        (Accumulated Deficit)    Adjustment         Employee Shareholders          Stock                 Shareholders' Equity


 $11,936           $    --            $         --                   $        --         $   --                            $ 12,000

  2,717                 --                      --                            --             --                               2,750
 (6,096)                --                      --                            --             --                              (6,079)
     --              1,104                      --                            --             --                               1,104
  8,557              1,104                      --                            --             --                               9,775
  2,808                 --                      --                            --             --                               2,808
 38,162                 --                      --                            --             --                              38,193

     --                 --                      --                            --             --                                  --
  5,530                 --                      --                            --             --                               5,530
     --             (6,783)                     --                            --             --                              (6,783)
     --                 --                  (1,309)                           --             --                              (1,309)

     --                 --                      --                        (1,365)            --                              (1,365)
  7,361                 --                      --                            --             --                               7,366
 62,418             (5,679)                 (1,309)                       (1,365)            --                              54,215
  6,360                 --                      --                            --             --                               6,360
    244                 --                      --                            --             --                                 244
     --              1,668                      --                            --             --                               1,668
     --                 --                    (861)                           --             --                                (861)
     --                 --                      --                            12             --                                  12
     --                 --                      --                            --           (107)                               (107)
$69,022            $(4,011)           $     (2,170)                  $    (1,353)        $ (107)                           $ 61,531






Consolidated Statements of Cash Flows



                                                                                                          Twelve-Month Period
                                                                                               Nine-Month Period
                                                        Company          Company  Company Unaudited      Predecessor         Company
                                             January 1, 1997 to April 1, 1996 to August 23, 1995 to April 1, 1995 to August 23, 1995
Dollars in 000s                               December 31, 1997 December 31, 1996 December 31, 1995 August 22, 1995   March 31, 1996
Operating Activities:
Net income (loss) ...................................  $  1,668        $ (6,783)           $    338        $  3,934         $ 1,104
Adjustments to reconcile net income (loss) to
net cash (used in) provided by operating activities:
Depreciation and amortization .......................     3,793           1,896                 776             502           1,331
Extraordinary item, net of tax benefit ..............     2,086           3,527                  --              --              --
Incentive compensation ..............................        --           6,163                  --              --              --
Provision for doubtful accounts .....................       935             112                 110              --              --
Deferred income taxes ...............................      (142)           (957)                 --              --             805
Other, net ..........................................       398          (1,363)             (2,238)         (1,367)            701
Prepayment penalty on long-term debt ................        --          (1,328)                 --              --              --
Changes in operating assets and liabilities,
net of acquisitions:
Accounts receivable .................................   (13,078)         (2,618)               (446)           (588)         (2,385)
Inventories .........................................   (11,589)         (2,086)             (1,579)            190          (1,409)
Other current assets ................................     1,711           1,748                 (89)           (546)         (1,045)
Accounts payable ....................................     6,852           3,465                 366            (732)          1,360
Accrued liabilities .................................    (9,912)            430                (985)          1,688          (1,677)
Total adjustments ...................................   (18,946)          8,989              (4,085)           (853)         (2,319)
Net cash (used in) provided by operating activities .   (17,278)          2,206              (3,747)          3,081          (1,215)

Investing Activities:
Additions to property, plant and equipment ..........    (8,220)         (3,805)               (624)           (375)         (1,470)
Purchase of long-term investments ...................        --          (3,000)                 --              --              --
Proceeds from sales and maturities of investments ...        --              --                  --          21,428              --
Purchase of package design costs ....................        --              --                  --            (244)             --
Acquisitions of business assets, net of cash acquired   (49,406)             --             (65,300)             --         (65,300)
Purchases of investments ............................        --              --                  --          (6,760)             --
Net cash (used in) provided by investing activities .  $(57,626)       $ (6,805)           $(65,924)       $ 14,049        $(66,770)




Consolidated Statements of Cash Flows


                                                                                                          Twelve-Month Period
                                                                                               Nine-Month Period
                                                        Company          Company  Company Unaudited      Predecessor         Company
                                             January 1, 1997 to April 1, 1996 to August 23, 1995 to April 1, 1995 to August 23, 1995
Dollars in 000s                               December 31, 1997 December 31, 1996 December 31, 1995 August 22, 1995   March 31, 1996
Financing Activities:
Proceeds from long-term borrowings ..............     $ 166,860       $  32,704           $  58,550      $       --        $ 58,550
Principal payments on long-term debt ............       (92,661)        (67,876)               (500)             --          (1,012)
Dividends paid, preferred stock .................            --              --                  --            (554)             --
Purchases of treasury stock .....................            --              --                  --            (296)             --
Proceeds from subsidiary's equity rights offering         1,525              --                  --              --              --
Proceeds from sale of common stock ..............            --          38,193              12,000              --          12,000
Proceeds from sale of subsidiary stock ..........         9,032           4,216                  --              --              --
Net cash provided by (used in)
  financing activities ..........................        84,756           7,237              70,050            (850)         69,538

Net Increase in Cash and
  Cash Equivalents ..............................         9,852           2,638                 379          16,280           1,553

Cash and Cash Equivalents at Beginning of Period          4,191           1,553                  --           1,620              --

Cash and Cash Equivalents at End of Period ......     $  14,043       $   4,191           $     379      $   17,900       $   1,553

Cash paid during the period for:
  Interest ......................................     $   6,683       $   4,178           $   3,034      $       56       $   3,991

  Income taxes ..................................     $   2,764       $   2,421           $   1,276      $      457       $   2,497

Non-cash financing activities:
  Long-term debt issued in Acquisition ..........      $     --       $      --           $  11,753      $       --       $  11,753

  Reduction of debt from shareholders ...........      $     --       $   5,530           $      --      $       --       $     --

The accompanying notes are an integral part of these consolidated financial statements.



Notes to Consolidated Financial Statements

Note 1. Organization and Business Carson, Inc. (formerly DNL Savannah Holding Corp. and also referred to herein as the Company) was established in May 1995 and until August 1995 its operations were de minimus. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco, Inc. (also referred to as the Predecessor). Aminco's operations were principally conducted by its wholly owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products Company. The accompanying financial statements include the operating results of Carson Products Company from the acquisition date.
       The Company is the leading manufacturer and marketer in the United States of selected personal care products for both the ethnic and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's more than 60 products are marketed under five principal brand names. Certain of the Company's international activities are conducted by its South African subsidiary (Carson Holdings, Limited).
     The Company's acquisition of the Predecessor for approximately $95 million in cash (including $6 million for fees and other costs directly associated with the acquisition) has been accounted for as a purchase. Accordingly, the purchase price has been allocated to the Predecessor's identifiable assets and liabilities based on the fair values at the acquisition date. The excess of the purchase price over the fair value of the Predecessor's identifiable net assets has been classified as goodwill.
       Certain previous stockholders of the Predecessor received 1,705,500 shares of Class A Common Stock in the acquisition. Such share interest has been carried over at such shareholders' proportionate equity in the book value of Aminco (predecessor basis) in accordance with Emerging Issues Task Force Issue No. 88-16, "Basis in Leveraged Buyout Transactions."
       The purchase price of the Predecessor (net of the carryover of the negative predecessor basis of approximately $6.1 million) has been allocated as follows (in millions):

Current assets (including $17.9 of cash acquired) ................      $  37.9
Property, plant and equipment ....................................         10.8
Goodwill .........................................................         47.2
Other assets .....................................................          4.5
Liabilities assumed ..............................................        (11.4)
                                                                        $  89.0

In July 1996, the Company's South African subsidiary ("Carson South Africa") sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange. The subsidiary received net proceeds of approximately $4.2 million from this sale (which resulted in a gain to the Company of approximately $2.8 million which was recorded in paid-in capital for the period ended December 31,
1996). In conjunction with this public offering, the Company entered into an amendment to its license agreement with Carson South Africa which provides that commencing on April 1, 1998, Carson South Africa will pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The amount of the royalty increases to 3.5% on April 1, 1999 and 4.0% on April 1, 2000 until the termination of the agreement. The initial term of the agreement expires on April 1, 1999; however, the agreement may be renewed indefinitely thereafter until terminated by either party upon 12 months written notice.
       The Company completed an initial public offering of 4,818,500 shares of its Class A common stock on October 18, 1996. The Company used the proceeds of such offering to repay certain indebtedness. This repayment resulted in an extraordinary loss recorded at that time of approximately $3.5 million (net of tax) for prepayment penalties and the write-off of unamortized debt discount and deferred financing costs.
       In October 1996, the Company amended its Certificate of Incorporation to change the authorized capital stock to Class A Common Stock, Class B Common Stock, Class C Common Stock and Preferred Stock (each with a par value of $.01 per share). Each share of the Company's former Class A Common Stock was converted into 11,370 shares of newly created Class C Common Stock, and each share of former Class B Common Stock was converted into 11,370 shares of newly created Class B Common Stock. These stock conversions have been given retroactive recognition in the accompanying financial statements.

       In the first half of 1997, Carson South Africa consummated three acquisitions in the African personal care industry including the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these three acquisitions was approximately $1.5 million, subject to post closing adjustments, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa common stock (which resulted in a gain to the Company of approximately $460,000 which was recorded in paid-in capital in the year ended December 31, 1997). These acquisitions are accounted for under the purchase method of accounting.
       On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico. The purchase price was approximately $41.4 million in cash, subject to post closing adjustments, of which approximately $41.2 million was recorded as intangible assets, with funds provided by additional long-term debt. This acquisition is accounted for under the purchase method of accounting.
       Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe to package, distribute, and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Pico.
       The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the Cutex Acquisition as if the acquisition had occurred as of the beginning of each period presented:

                                                                      Twelve Months Ended   Nine Months Ended
(Dollars in thousands except per share amounts)                         December 31, 1997   December 31, 1996
Net sales ...........................................................            $114,837            $ 74,781
Net income (loss) before extraordinary item .........................               3,982              (1,708)
Net income (loss) ...................................................               1,896              (5,235)
Basic and diluted income (loss) per share before extraordinary item .                0.27               (0.13)
Basic and diluted income (loss) per share ...........................            $   0.13            $  (0.41)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as an adjustment to cost of goods sold per a manufacturing agreement between the Company and Chesebrough-Pond's USA Co., additional intangible amortization, additional selling expenses related to an agreement between the Company and AM Cosmetics and additional interest expense on acquisition debt, among others. These unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the Cutex acquisition had been in effect as of the beginning of each period presented or of future results of operations of the consolidated Company.
       During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, of which approximately $5.3 million was recorded as intangible assets, subject to post-closing adjustments, funded primarily by additional long-term debt. This acquisition is accounted for under the purchase method of accounting.
       In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The purchase consideration payable for the acquisition is approximately $9.5 million, subject to post closing adjustments, of which approximately $9.3 million was recorded as intangible assets; additional consideration of up to $3.7 million based upon the after tax profit of the business for the year ended December 31, 1998 may be paid. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital in the year ended December 31, 1997). Approximately $5.4 million of the purchase price was paid in January 1998, approximately $4.1 million is payable on or before January 3, 1999 and the remainder (subject to adjustment) is payable no later than March 1999.

Note 2. Significant Accounting Policies
Change in Fiscal Year
Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Inventories
Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (see Note 3 and Note 15).

Property, Plant and Equipment
Property, plant and equipment is recorded at assigned values or cost less an allowance for depreciation. The Company capitalizes eligible expenditures with a cost greater than $1,000. Depreciation is computed using the straight-line method over the following estimated useful lives:

                                                                           Years
Buildings .................................................................   42
Land improvements .........................................................   20
Machinery and equipment ...................................................   12
Furniture and fixtures ....................................................   10
Office equipment ..........................................................    8
Vehicles ..................................................................    5
Information systems .......................................................    5

Intangible Assets
Intangible assets are substantially comprised of goodwill which is amortized over periods ranging from 15 to 40 years using the straight-line method. Patents and trademarks are amortized using the straight-line method over 17 years. Trademarks are amortized using the straight-line method over 17 years. The Company periodically assesses the recoverability of tangible and intangible assets based on judgments as to future undiscounted cash flows from operations.

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

Research and Development Costs
Research and development costs (principally for new products) are expensed as incurred. These costs are included in general and administrative expenses in the accompanying statements of operations. The Company's R&D costs (principally for new products) for the year ended December 31,1997 and nine months ended December 31, 1996 were $535,000 and $349,000,respectively. Research and development costs aggregated $250,000 for the period August 23, 1995 to March 31, 1996 and $160,000 for the period from April 1, 1995 to August 22, 1995. These costs are included in general and administrative expenses in the accompanying statements of operations.

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

Sale of Subsidiary Stock
The Company accounts for the gain on the sale of subsidiary stock as an increase in paid-in capital in stockholders' equity.

Foreign Currency Translation
Assets and liabilities of the Company's South African operations are translated from South African Rand into U.S. dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of stockholders' equity. Adjustments resulting from transactions are immaterial to the accompanying financial statements.

Basic and Diluted Earnings (Loss) Per Share
During the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities. SFAS No. 128 has been applied retroactively to all periods presented.

New Accounting Standards
In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 during 1998 and expects to report comprehensive income for the effects of foreign currency translation adjustments which are reported as a component of stockholders' equity.
       In addition, during 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes revised standards for the manner in which companies report information about operating segments. The Company does not believe that this statement will significantly alter the segment disclosures it provides. This statement is effective beginning with the Company's year ending December 31, 1998.

Cash and Cash Equivalents
Cash and investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of the instruments. The carrying value of long-term debt approximates fair value. The fair value of the Company's investment in AM Cosmetics is not determinable because of the related party aspects of the investment.

Reclassification
Certain prior periods have been reclassified to conform with current year presentation.

Note 3. Inventories
Effective June 30, 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market (See Note 15). Inventories are summarized as follows (in thousands):

                                           December 31, 1997   December 31, 1996
Raw materials ..........................             $10,873             $ 7,017
Work-in-process ........................               1,651               1,236
Finished goods .........................              12,337               2,319
    Total ..............................             $24,861             $10,572

Note 4. Other Current Assets
Other current assets consist of the following (in thousands):

                                        December 31, 1997      December 31, 1996
Deferred income taxes ..................           $  161                 $  203
Income tax receivable ..................              188                    872
Other ..................................              483                    346
     Total .............................           $  832                 $1,421



Note 5. Property, Plant and Equipment
Property, plant and equipment is summarized as follows (in thousands):

                                        December 31, 1997      December 31, 1996
Land ....................................         $   545                    545
Buildings and improvements ..............           7,706                  6,689
Machinery and equipment .................           9,423                  7,436
Furniture and fixtures ..................           1,537                    396
Construction-in-progress ................           5,242                  1,004
                                                   24,453                 16,070
Less: accumulated depreciation ..........           2,251                    981
     Total ..............................         $22,202                $15,089

Depreciation expense for the twelve months ended December 31, 1997 was $1.3 million. For the nine months ended December 31, 1996 and December 31, 1995, depreciation expense was $672,000 and $586,000, respectively. For the periods from August 23, 1995 to March 31, 1996 and April 1, 1995 to August 22, 1995, depreciation expense was $351,000 and $322,000, respectively.

Note 6. Other Assets
Other assets are summarized as follows (in thousands):

                                        December 31, 1997      December 31, 1996
Deferred financing costs .................         $6,074                 $  937
Deferred income taxes ....................          1,156                    935
Other ....................................            251                      5
                                                    7,481                  1,877
Less: accumulated amortization ...........            115                     33
Total ....................................         $7,366                 $1,844

Note 7. Long-Term Debt
Long-term debt is summarized as follows (in thousands):

                                        December 31, 1997      December 31, 1996
10 3/8% Senior subordinated notes due 2007      $ 100,000                $    --
Term loans ...............................             --                 24,350
Revolving line of credit .................          3,000                  2,052
Other ....................................            623                    699
                                                  103,623                 27,101
Less: current portion ....................             --                  2,600
                                                 $103,623                $24,501

Annual maturities of outstanding indebtedness at December 31, 1997 are as follows (in thousands):

Year ended December 31,
1998                                                                       $ 370
1999                                                                         253
2000                                                                          --
2001                                                                          --
2002                                                                          --
Thereafter                                                               103,000
                                                                        $103,623

Concurrently with the consummation of the Company's initial public offering in October 1996, the Company entered into a credit facility with Credit Agricole Indosuez, as agent and a lender, which included (i) a $15.0 million term loan A,
(ii) a $10.0 million term loan B and (iii) a $15.0 million revolving credit facility, including up to $5.0 million of letters of credit. The Company used the proceeds from the initial public offering to retire senior subordinated notes, subordinated notes and junior subordinated notes which were issued in connection with the acquisition of the Company. As a result, during the nine months ended December 31, 1996, the Company incurred $3.5 million (net of the relate tax benefit of $2.4 million) of debt-related charges and write-offs reflected in the accompanying statements of operations as an extraordinary item. In addition, a shareholder forgave a portion of junior subordinated notes totaling $5.5 million, which is reflected as a capital addition in the statement of shareholders' equity.
     In April 1997, the Company amended its credit facility to change the Company's then existing $40.0 million senior credit facility to a $100.0 million senior credit facility consisting of $25.0 million of Term A loans, $50.0 million of Term B loans and a $25.0 million revolving loan commitment. The proceeds of the new term loans were used in part to finance the Cutex Acquisition. In connection with the refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to Morningside Capital Group, L.L.C.
     In November 1997, the Company completed a private offering of $100.0 million aggregate principal amount of ten year, fixed rate 10 3/8 % senior subordinated notes (the "offering"). The notes are guaranteed by the Company's wholly-owned subsidiary, Carson Products Company. The Company used the net proceeds from the offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under the amended credit facility and to pay transaction fees and expenses of $4.4 million related to a new credit facility. The balance of the proceeds of the offering was used for working capital and general corporate purposes. As a result, the Company recognized $2.1 million (net of the related tax benefit of $1.2 million) in 1997 of debt-related charges and write-offs reflected in the accompanying statements of operations as an extraordinary item. The Company defers all loan fees and amortizes them over the term of the loan. The private offering contains covenants with respect to, among other things, (i) maintenance by Carson Products Company of certain cash flow coverage ratios;
(ii) restrictions on the incurrence of additional liens or indebtedness. The private offering contains restrictions on the payment of any cash dividends by the Company or any subsidiary.
     Concurrently with the consummation of the private offering, the Company entered into a new credit facility with Credit Agricole Indosuez as agent and lender, which is guaranteed by the Company's wholly-owned subsidiary, Carson Products Company. The facility provides a term acquisition loan facility of $50.0 million and a revolving loan facility of $25.0 million. The final maturity date for each of the term loan facility and revolving loan facility is October 2005 and 2003, respectively. Borrowings under the term loan facility and revolving loan facility will bear interest at the Base Rate (as defined) plus 1.0% and the Base Rate plus 0.5%, respectively, or at the Company's option, the Eurodollar Rate (as defined) plus 2.5% and the Eurodollar Rate plus 2.0%, respectively. Debt issue costs related to the new credit facility were approximately $1.7 million.
     The new credit facility provides for (i) a commitment fee of 0.25% per annum on the unutilized portion of the revolving credit facility, (ii) a fee of 0.25% per annum on the maximum amount available to be drawn under letters of credit and (iii) a letter of credit insurance fee. The new facility contains covenants with respect to, among other things, (i) maintenance by Carson
Products Company of certain total interest coverage ratios, fixed charge coverage ratios and leverage ratios and (ii) restrictions on the incurrence of additional liens or indebtedness. The new facility contains restrictions on the payment of any cash dividends by the Company or any subsidiary except for dividends or distributions payable in shares of capital stock.

Note 8. Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):
                                             December 31, 1997 December 31, 1996
Compensation and benefits ..................            $2,788            $1,587
Advertising ................................               774             1,070
Self insurance .............................               766               719
Interest ...................................             1,592               240
Directors and officers .....................               138             1,333
Other ......................................             1,355               342
                                                        $7,413            $5,291

Note 9. Income Taxes
The following is a reconciliation of the statutory tax rate on income (loss) from continuing operations to the Company's effective tax rate for the periods noted:

                                                                    Company                            Predecessor         Company
                                      January 1, 1997  to    April 1, 1996 to  Aug. 23, 1995 to   April 1, 1995 to  Aug. 23, 1995 to
                                        December 31, 1997       Dec. 31, 1996     Dec. 31, 1995      Aug. 22, 1995    March 31, 1996
                                                                                    (Unaudited)
Statutory rate ......................               34.0%             (34.0)%             34.0%              34.0%            34.0%
State income taxes
(net of federal benefit) ............                1.2%              (2.6)%              2.6%               4.0%             4.0%
Foreign taxes .......................                 --               33.8%              21.5%                --             21.5%
Foreign tax credit ..................                 --              (33.8)%            (21.5)%               --            (21.5)%
Permanent differences:
Incentive compensation ..............                 --               93.9%                --                 --               --
Goodwill ............................                6.1%              21.8%              24.3%                --             16.0%
Other taxes .........................                1.2%              33.8%                --               (1.7)%             --
Effective rate ......................               42.5%             112.9%              60.9%              36.3%            54.0%


Income tax expense (benefit) for the periods noted include the following (in thousands):


                                                                         Company                        Predecessor         Company
                                             January 1, 1997  to  April 1, 1996 to Aug. 23, 1995 to April 1, 1995 toAug. 23, 1995 to
                                               December 31, 1997     Dec. 31, 1996   Dec. 31, 1995    Aug. 22, 1995   March 31, 1996
                                                                                       (Unaudited)
Current:
Federal .....................................               $--            $ 1,685            $117           $1,744           $  204
State .......................................                --                405              19              333               33
Foreign .....................................             1,728                594             177              104              310
Total current provision .....................             1,728              2,684             313            2,181              547

Deferred:
Federal .....................................               885               (749)            102               52              546
State .......................................               104               (269)             65               10              102
Foreign .....................................                62                 61              47             --                 82
Total deferred provision ....................             1,051               (957)            214               62              730

Total provision before extraordinary
   items ....................................             2,779              1,727             527            2,243            1,277
Benefit for extraordinary item ..............            (1,201)            (2,351)            --              --               --
Total income tax expense(benefit) ...........           $ 1,578            $  (624)           $527           $2,243           $1,277


The effects of temporary differences which gave rise to the deferred tax asset and liability are as follows:

(in thousands)                                                           December 31, 1997                    December 31, 1996
                                                                      Current         Long-term           Current          Long-term
Deferred domestic tax assets related to:
Deferred compensation ......................................              $--           $   622               $--           $    643
Accrued expenses ...........................................              758                --               813                --
Package design costs .......................................               --               538                --                533
Allowance for doubtful accounts ............................               --                --               219                --
Foreign tax credit carryforward ............................               --               702                --                702
NOL carryforward ...........................................               --               696                --                241
Inventories ................................................              897                --                14                --
Other ......................................................              101               256                --                116
                                                                        1,756             2,814             1,046              2,235

Deferred domestic tax liabilities related to:
Allowance for doubtful accounts ............................             (923)               --                --                --
Inventories ................................................             (621)               --              (752)               --
Property, plant and equipment ..............................               --            (1,658)               --            (1,300)
Other ......................................................              (51)               --               (91)               --
                                                                       (1,595)           (1,658)             (843)           (1,300)
Deferred domestic tax asset ................................          $   161           $ 1,156           $   203           $   935
Deferred foreign tax liability .............................              $--           $  (143)              $--           $  (106)


     Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($9.2 million at December 31, 1997 and $5.7 million at December 31, 1996) because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently invested, additional deferred taxes of approximately $1.2 million and $712,000 would have been provided as of December 31, 1997 and December 31, 1996, respectively. The foreign tax credit and NOL carryforwards of $.7 million and $2.0 million at December 31, 1997 expire at December 31, 2001 and December 31, 2002, respectively.

Note 10. Employee Benefit Plans
The Company has a profit sharing plan which covers substantially all United States employees. Contributions to the plan are discretionary, as determined by the Board of Directors. Contributions are made on an annual basis. The Company contributed $262,500 to the plan in 1997, $401,000 to the plan for the period from April 1, 1996 to December 31, 1996 and $246,000 to the plan for the period from August 23, 1995 to March 31, 1996.
     The Company is obligated for retirement benefits to a former employee for the remainder of his (and his spouse's) life. The expected present value of this obligation ($1.7 million at December 31, 1997 and $1.6 million at December 31,
1996) is classified in other liabilities in the accompanying balance sheets.
     The Company provides postretirement health care benefits to a limited number of key executives. The accumulated postretirement benefit obligation ("APBO") was $548,000 at December 31, 1997 and $517,000 at December 31, 1996.
For measurement purposes, the cost of providing medical benefits was assumed to increase by 8% in the fiscal year ended December 31, 1997, decreasing to an annual rate of 7% after December 31, 2002, 6% after December 31, 2008 and 5% after December 31, 2014. The medical cost trend rate assumption could have an effect on amounts reported. For example, an increase of 1% in the assumed rate of increase would have an effect of increasing the APBO by $92,000 and the net periodic postretirement benefit cost by $25,000. The weighted average discount rate used in determining the APBO was 8%. Net periodic postretirement benefit cost for the period from August 23, 1995 to March 31, 1996 was $9,000, for the nine months ended December 31, 1996 was $18,000 and for 1997 was $14,000.
     The Company recognized $800,000 of compensation expense during the quarter ended June 30, 1996 relating to anticipated costs under certain equity-based long-term incentive compensation arrangements (such awards and compensation expense were based upon the fair market value of the Company at the time of the initial public offering). Such arrangements were awarded originally as stock appreciation rights ("SARs"). During 1996 the SARs were amended and converted into accelerated, immediately exercisable stock pur-chase rights, on a complete or partial basis, as agreed to by the Company and the awardee. The SARs entitled the holder to a specified value (determined as a percentage of the Company's equity value) over a fixed base value subject to five year vesting requirements (or earlier upon a public offering or sale of the Company). Upon amendment and conversion, the SAR rights were canceled (and replaced with accelerated, immediately exercisable stock purchase rights which have been exercised). These rights have a fixed purchase price equal in amount to the canceled SARs' fixed base value.
     During August 1996, pursuant to the terms of the accelerated, immediately exercisable stock purchase rights, several outside directors purchased 115,373 shares of Common Stock at approximately $2.17 per share for an aggregate purchase price of $250,000 and members of senior management purchased 385,818 shares of Common Stock at approximately $4.21 per share for an aggregate purchase price of $1.6 million. The purchase of such shares by senior management was financed with $1.4 million (net of discount) in noninterest bearing long-term full recourse loans from the Company. The incentive compensation of $7.1 million expense represents the excess of the initial public offering price over the actual purchase price of these shares plus certain cash payments. In connection with the South African offering, the Company also issued shares of the subsidiary to certain members of its management; the Company recorded compensation expense of approximately $0.3 million for these share awards.

Note 11. Commitments and Contingencies
The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the business or financial condition and operations of the Company.
     At the beginning of 1997, the Company entered into purchase commitment agreements with two vendors. The duration of each commitment agreement is three years. The annual aggregate commitment amount under the two agreements is approximately $4.1 million. Total purchases under these agreements totaled $4.1 million in 1997.

Note 12. U.S. and Foreign Operations
The Company's operations are located primarily in the United States and South Africa. Financial information by geographic area is as follows:

                                                                                                              Twelve-Month Period
                                                                                             Nine-Month Period
                                          January 31, 1997 to   April 1, 1996 to August 23, 1995 to April 1, 1995 to Aug 23, 1995 to
                                            December 31, 1997   December 31,1996  December 31, 1995  August 22, 1995  March 31, 1996
                                                                                        (UNAUDITED)
Net sales:
United States:
Domestic ...................................       $  75,834           $  42,855           $ 17,386         $ 20,189         $30,676
Export .....................................          12,135               8,274              3,304            4,407           6,494
South Africa ...............................          21,662               8,809              2,983            2,258           4,295
                                                   $ 109,631           $  59,938           $ 23,673         $ 26,854         $41,465

Operating income:
United States ..............................       $   7,582           $     723           $  3,096         $  4,733         $ 5,713
South Africa ...............................           4,667               1,728                374              363             973
                                                   $  12,249           $   2,451           $  3,470         $  5,096         $ 6,686

Identifiable assets (at end of period):
United States ..............................       $ 190,264           $  95,283           $ 82,109                         $ 84,886
South Africa ...............................          42,545              11,529              2,953                            4,404
Eliminations ...............................         (31,385)             (9,283)              (971)                         (1,310)
                                                   $ 201,424           $  97,529           $ 84,091                         $ 87,980


Transfers of products from the United States to South Africa were not material during the periods presented above. Export sales from the United states include sales to customers in Europe, the Caribbean and Africa.

Note 13. Consolidating Financial Information of Carson, Inc.
The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of Carson, Inc.'s 10 3/8 % Senior Subordinated Notes due 2007 (the "Notes"). The Notes have been guaranteed on a senior subordinated basis by Carson Products Company, a direct wholly-owned subsidiary of Carson, Inc. (the " subsidiary guarantor"). The following table presents condensed consolidating financial information for Carson, Inc., the subsidiary guarantor, the non-guarantor subsidiaries of Carson, Inc. (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of Carson, Inc. and its subsidiaries. Separate financial statements for the subsidiary guarantor are not included and the subsidiary guarantor is not filing separate reports under the Securities Exchange Act of 1934, as amended, because the subsidiary guarantor has fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the subsidiary guarantor are not deemed material to investors.

Consolidating Statement of Operations for the Year Ended December 31, 1997

                                                                                             Carson
                                                                              Carson       Holdings
                                                                            Products        Limited
                                                           Carson,Inc.       Company       (non-guarantor               Consolidated
                                                              (parent)(guarantor subsidiary)subsidiaries) Eliminations   Carson,Inc.
Net sales ..............................................          $--       $ 87,969        $ 21,662           $--        $ 109,631
Cost of goods sold .....................................           --         39,782          10,728            --           50,510
Gross profit ...........................................           --         48,187          10,934            --           59,121
Marketing and selling
  expenses .............................................           --         24,036           4,122            --           28,158
General and administrative
  expenses .............................................           --         16,569           2,145            --           18,714
Operating income .......................................           --          7,582           4,667            --           12,249
Other income (expense) .................................           --         (6,317)            601            --           (5,716)
Equity in subsidiary
 earnings (net of taxes) ...............................        1,668             --              --        (1,668)              --
Income before income taxes                                      1,668          1,265           5,268        (1,668)           6,533
Provision for income taxes .............................           --            989           1,790            --            2,779
Income from continuing operations                               1,668            276           3,478        (1,668)           3,754
Extraordinary loss,net of taxes ........................           --         (2,086)             --            --           (2,086)
Net income (loss) ......................................       $1,668       $ (1,810)       $  3,478      $ (1,668)         $ 1,668

Consolidating Balance Sheet as of December 31, 1997

                                                                            Carson          Carson
                                                                          Products        Holdings
                                                                           Company         Limited
                                                         Carson,Inc.    (guarantor    (non-guarantor                    Consolidated
                                                           (parent)     subsidiary)    subsidiaries)    Eliminations     Carson,Inc.
Assets
Current assets:
Cash and cash equivalents .........................        $    --        $  2,614        $ 11,420         $      9         $ 14,043
Accounts receivable,net ...........................             --          24,058          10,817           (6,727)          28,148
Inventory .........................................             --          20,438           4,423               --           24,861
Other current assets ..............................             --             730             102               --              832
Property,plant and equipment,net                                --          16,216           6,021             (35)           22,202
Intangibles assets, net
  and other assets ................................             --         101,690           9,762             (114)         111,338
Investment in subsidiary ..........................         61,531          24,518              --          (86,049)              --
Total assets ......................................        $61,531        $190,264        $ 42,545        $ (92,916)       $ 201,424





                                                                              Carson          Carson
                                                                            Products        Holdings
                                                                             Company         Limited
                                                         Carson,Inc.     (guarantor    (non-guarantor                   Consolidated
                                                            (Parent)     subsidiary)    subsidiaries)    Eliminations     Carson,Inc
Liabilities and stockholders' equity Current liabilities:
Accounts payable ........................................   $     --       $  10,599        $  4,840         $ (6,872)    $   8,567
Other current liabilities ...............................         --           6,047           8,321                5        14,373
Long-term debt ..........................................         --         103,000             623               --       103,623
Other liabilities .......................................         --           9,087           4,243               --        13,330
Common stock and
    paid in capital .....................................     69,172          16,760          20,131          (36,891)       69,172
Other equity accounts ...................................     (3,630)         (3,678)         (1,526)           5,204        (3,630)
Retained earnings
 (Accumulated Deficit) ..................................     (4,011)         48,449           5,913          (54,362)       (4,011)
Total liabilities and
 stockholders equity ....................................   $ 61,531       $ 190,264        $ 42,545         $(92,916)     $201,424

Consolidating Statement of Cash Flows for the Year Ended December 31, 1997

                                                                              Carson          Carson
                                                                            Products        Holdings
                                                                             Company         Limited
                                                         Carson,Inc.     (guarantor    (non-guarantor
                                                            (parent)     subsidiary)    subsidiaries)    Eliminations     Carson,Inc
Net income (loss) ....................................     $ 1,668        $  (1,810)        $  3,478          $(1,668)    $   1,668
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation and amortization ........................          --            3,341              452               --         3,793
Extraordinary item,net of tax benefit ................          --            2,086               --               --         2,086
Other, net ...........................................      (1,668)          (1,493)             463            2,954           256
Changes in operating assets
and liabilities ......................................          --          (16,423)         (12,143)           3,485       (25,081)
Total adjustments ....................................      (1,668)         (12,489)         (11,228)           6,439       (18,946)
Net cash provided by (used in)
operating activities .................................          --          (14,299)          (7,750)           4,771       (17,278)
Investing Activities:
Additions to property, plant
 and equipment .......................................          --           (6,626)          (1,631)              37        (8,220)
Acquisitions of business assets,
net of cash activities ...............................          --          (48,706)            (700)              --       (49,406)
Net cash (used in) provided by
investing activities .................................          --          (55,332)          (2,331)              37       (57,626)
Financing Activities:
Proceeds from long-term borrowings ...................          --          162,848            3,763              249       166,860
Principal payments on long-term debt .................          --          (92,175)              --             (486)      (92,661)
Proceeds from sale of
 equity from subsidiary ..............................          --               --           15,129           (4,572)       10,557
Net cash provided by (used in)
financing activities .................................          --           70,673           18,892           (4,809)       84,756
Net Increase in Cash
 and Cash Equivalents ................................          --            1,042            8,811               (1)        9,852
Cash and Cash Equivalents
 at Beginning of Period ..............................          --            1,572            2,609               10         4,191
Cash and Cash Equivalents
 at End of Period ....................................     $    --        $   2,614         $ 11,420             $  9       $14,043



     Carson Holdings Limited, an indirect 70%-owned non-guarantor subsidiary of Carson, Inc., has three wholly-owned subsidiaries which are also non-guarantors:
Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa (EPZ) Limited. The financial information for these three non- guarantor subsidiaries is included in the consolidated financial statements of Carson Holdings Limited. Carson Inc. also has two inactive subsidiaries (Fine Products Company and Carson Botswana (PTY Limited)), which are inconsequential to the Company on an individual and combined basis and separate financial information for those subsidiaries has not been included in this table.

Note 14. Certain Relationships and Related Transactions

Morningside
Carson Products and Morningside Capital Group, L. L. C. ("Morningside") entered into a Management Assistance Agreement dated August 23 , 1995 (the "Management Agreement"), pursuant to which Morningside (a shareholder of the Company) and a shareholder of the Company agreed to supply the services of a principal member of Morningside to the Company to provide certain advice and assistance. Such services are provided for a fee of $350,000 per year, payable on a monthly basis in advance plus reimbursement for out-of-pocket expenses. The termination date of the Management Agreement is August 23, 1998; however, the term of the agreement shall continue after such termination date until terminated by not less than 30 days' advance notice by either party.
     In connection with the Aminco Acquisition, Morningside received fees of $500,000 from the Company for arranging and negotiating the financing for the Acquisition and performing other consulting and financial advisory services and was reimbursed by the Company for certain related expenses. In addition, Morningside received fees of $520,000 and $125,000 in 1997 for similar services and expenses relating to the Cutex Acquisition and the acquisition of the Let's Jam brand, respectively. Morningside received fees of $250,000 in November 1997 related to the offering of the Notes. Under the Management Agreement, the
Company paid  Morningside  approximately  $40,000 and $25,000 in fiscal 1997 and
1996, respectively, for reimbursement of out-of-pocket expenses. In 1996, Morningside received a fee of $100,000 for arranging and negotiating the terms of the New Senior Bank Facility and performing other consulting and financial advisory services. In addition, the Company reimbursed Morningside for approximately $35,000 of out-of-pocket expenses incurred in connection with the initial public offering. From time to time Morningside may provide additional financial advisory services to the Company, for which Morningside will receive usual and customary compensation.

Fees Related to the Acquisition
A corporation in which the Company's former chief financial officer serves as President and is a principal stockholder was paid $290,000 and received 159,180 shares of the Company 's Class C Common Stock from the Company in connection with financial advisory services related to the Aminco Acquisition. A law firm in which a director and a shareholder of the Company serves as President and Chief Executive Officer was paid approximately $690,000 for services rendered in arranging the equity investment in the Company in connection with the Aminco Acquisition. A principal lender and a shareholder of the Company received fees and reimbursement of out-of-pocket expenses totaling $1,783,000 in connection with the Aminco Acquisition .

AM Cosmetics
Morningside AM Acquisition Corp. ("AM Acquisition") entered into a Subscription Agreement dated as of June 26, 1996 (the "Subscription Agreement") with Carson Products, providing for the purchase by Carson Products of 300 shares of cumulative payment-in-kind Preferred Shares (the "PIK Preferred Shares") issued by AM Acquisition, at a price of $10,000 per share. AM Acquisition was formed by Morningside on behalf of an investor group to acquire the assets of Arthur Matney Co., Inc. Certain key management personnel and shareholders of the Company are also key management and shareholders of AM Cosmetics. AM Cosmetics sells three brands of "budget" cosmetics, one of which is targeted at the African-American consumer. The PIK Preferred Shares are non-voting and are entitled to cumulative dividends payable quarterly in additional PIK Preferred Shares at a rate of 12% per annum. Additionally, the PIK Preferred Shares are subject to redemption in whole at the option of Carson Products on or after July 1, 2005, at the stated value per share (which is $10,000 per share) plus an amount in cash equal to all accrued and unpaid dividends on the PIK Preferred Shares.
     Concurrent with its investments in AM Acquisition, Carson Products entered into a Management Agreement (the " Carson - AM Management Agreement") with AM Cosmetics, pursuant to which Carson Products agreed to manage the business operations of and provide certain other services to AM Cosmetics. In return for the management and other services it will provide, Carson Products is entitled to fees equal to 1% of AM Cosmetics' annual net sales subject to a minimum of $500,000 for 1997 and $250,000 for 1998 and thereafter. For the twelve months ended December 31, 1997, the Company received $500,000 in management fees. The Carson-AM Management Agreement expires on June 26, 2004 unless terminated earlier or renewed for an additional three-year period at AM Cosmetics' option by giving Carson Products written notice thereof at least 180 days prior to the expiration date . Either party may terminate the AM Management Agreement by providing the other party with written notice, at least 360 days in advance if terminated by Carson Products and 60 days in advance if terminated by AM Cosmetics.
     Pursuant to the Carson-AM Management Agreement , the parties have entered into a manufacturing agreement in May 1997 expiring on May 1, 1999 (the "AM Manufacturing Agreement"). Under the AM Manufacturing Agreement, AM Cosmetics
manufactures   the  Dark  &  Lovely  line  of  cosmetics   and  the  Cutex  nail
enamel/treatments and nail care treatment products in strict accordance with Carson Products' specifications. AM Cosmetics is entitled to a 25% profit margin above all costs, including general and administrative costs, on the cosmetics products it produces under the AM Manufacturing Agreement, except for Cutex products for which the pricing is specified by SKU. The Company purchased approximately $2.0 million from AM Cosmetics in 1997 under the AM Manufacturing Agreement.
     Carson Products and AM Cosmetics have also entered into a sales and marketing agreement (the "AM Sales/Marketing Agreement") in accordance with the Carson-AM Management Agreement in 1997. Under the AM Sales/Marketing Agreement, which expires on September 19, 1999, AM Cosmetics is entitled to a 7.5% sales commission on its sales of all Cutex products. Such sales commission was approximately $1.2 million in 1997.
     Dr. Leroy Keith, Chairman and Chief Executive Officer of the Company, has an ownership interest in AM Cosmetics and Vincent A. Wasik, a principal stockholder of the Company, indirectly owns a controlling ownership interest in AM Cosmetics. In addition, Mr. Wasik served as a member of AM Cosmetics' Board of Directors and Dr. Keith served as President and Chief Executive Officer of AM Cosmetics for the twelve months ended December 31, 1997. Currently, Mr. Wasik serves as President and Chief Executive Officer of AM Cosmetics and Dr. Keith serves as a member of AM Cosmetics' Board of Directors. In addition, Lawrence E. Bathgate, II serves as a member of AM Cosmetics' Board of Directors and chairman of its executive committee.

Note 15. Change in Accounting Method
Effective June 30, 1997, the Company changed its method of valuing inventories in the United States from the lower of last-in, first-out (LIFO) cost or market to the lower of first-in, first-out (FIFO) cost or market. The effect of this change has been reflected in all periods presented in these financial statements. This change in valuing inventories was made in order to provide conformity among all of the Company's subsidiaries as well as to conform with general industry practices. As a result of this change in accounting method, cost of goods sold increased, net income decreased and basic and diluted earnings per share decreased for the period ended March 31, 1996 by $177,000, $102,000, and $0.01, respectively, from amounts previously reported. In addition, inventories decreased by $177,000, retained earnings decreased by $102,000 and deferred income taxes decreased by $75,000 as of March 31, 1996 and December 31, 1996.The effect on all other periods presented was not significant.

Note 16. Stock Compensation Plans
The Company has fixed option plans which reserve shares of common stock for issuance to executives, key employees and directors. Under the Company's two stock option plans, officers, directors and key employees may be granted options to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Options have been granted only during the year ended December 31,1997. No options were exercised or forfeited during such period.
     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the two stock option plans been determined based on the fair value at the grant date for awards in 1997 consistent with the provisions of SFAS No. 123, the Company 's net income and basic and diluted earnings per share for the year ended December 31,1997 would have been reduced to the pro forma amounts indicated below :

Net income, as reported                                                  $ 1,668
Net income, pro forma                                                      1,243
Basic and diluted earnings per share, as reported                           0.11
Basic and diluted earnings per share, pro forma                             0.08

The fair value of each option granted during 1997 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 57%, (iii) risk-free interest rate of 6.5% and (iv) expected life of 4.9 years. The weighted average fair value of the options granted during 1997 was $4.74.
     The following table summarizes information about stock options outstanding at December 31, 1997:
                                                                          Number
              Number Outstanding at Weighted Average Remaining    Exercisable at
Exercise Price    December 31, 1997    Contractual Life        December 31, 1997
$14.00                       67,500                 9.4                   10,500
  7.50                      100,000                 9.4                   50,000
  9.22                       40,000                 9.4                       --
 12.00                      187,000                 9.4                       --
  9.56                       50,000                 9.6                       --
 10.94                       25,000                 9.6                       --
                            469,500                                       60,500

The Company also maintains a restricted stock award plan which provides for awards to officers and certain key employees of the Company.

Independent Auditors' Report




Board of Directors and Stockholders of Carson, Inc.:


    We have audited the accompanying consolidated balance sheets of Carson, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1997 and for the periods from April 1, 1996 to December 31, 1996 and from August 23,1995 to March 31, 1996. We also audited the accompanying statements of operations, stockholders' equity, and cash flows of Aminco, Inc. (the Predecessor) for the period from April 1, 1995 to August 22, 1995.These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management,as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Carson,Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the year ended December 31, 1997 and for the periods from April 1, 1996 to December 31, 1996 and from August 23, 1995 to March 31, 1996, and the results of operations and cash flows of the Predecessor for the period from April 1, 1995 to August 22, 1995 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP


Atlanta, Georgia
March 18, 1998

Item 9.  Disagreements on Accounting and Financial Disclosure

      None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Information concerning directors is incorporated by reference to "Proposal Number 1 Election of Directors" on pages 9-11 of the Company's Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders(the "Proxy Statement"). Information concerning executive officers who are not directors is incorporated by reference to page 13 of the Proxy Statement. Reference is also made to Item 4(A), Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

         Section 16(a) of the Exchange Act requires the directors, executive officers and persons who own beneficially more than 10% of certain equity securities of the Company to file reports of ownership with the Commission. Copies of all such reports are required to be furnished to the Company. Based on the reports received by the Company (and on written representations from the reporting persons), the Company believes that each of the Company's directors, officers and 10% beneficial owners of its Class A Common Stock failed to file on a timely basis the required Forms 4 or 5 at the time such forms were due: Joyce
M. Roche, Form 4 with respect to one transaction not filed on a timely basis; Dennis E. Smith, Form 4 with respect to one transaction not filed on a timely basis; and Lawrence E. Bathgate, III, Abbey J. Butler, Melvyn J. Estrin, James
L. Hudson, Jack Kemp, Miriam Muley,  Suzanne de Passe, John L. Sabre and Vincent
A. Wasik, Form 5 not filed on a timely basis.

Item 11.  Executive Compensation

     This information is incorporated herein by reference to "Compensation and Other Transactions with Executive Officers and Directors - Executive Officer Compensation" on pages 15-22 of the Company Proxy Statement to be filed for its 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     This  information  is  incorporated   herein  by  reference  to  "Principal
Stockholders and Management Ownership" on pages 2-3 of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

         This  information  is  incorporated  herein by  reference  to  "Certain
Relationships and Related Transactions" on pages x-x of the Proxy Statement to be filed for its 1998 Annual Meeting of Shareholders.

                                   PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report::

      1.    Financial Statements

The Consolidated Financial Statements included herein contain the Balance Sheet as of December 31, 1997 and 1996, the related statements of operations, shareholders' equity and cash flows for the following periods: Company January 1, 1997 through December 31, 1997 and April 1, 1996 through December 31, 1996, Unaudited Company August 23, 1995 to December 31, 1995, Predecessor April 1, 1995 to August 22, 1995, and Company August 23, 1995 to March 31, 1996 and the related report of Deloitte Touche LLP.

      3.  Exhibits incorporated by reference or filed with this report

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
*3.1 Amended and Restated Certificate of Incorporation of Carson, Inc.
*3.2 By-laws of Carson, Inc.
***3.3 Restated  Certificate of  Incorporation of Carson Products Company
***3.4 By-laws of Carson Products Company
***4.1  Indenture,  dated as of  November 6 1997,  among  Carson,  Inc.,  Carson
     Products Company and Marine Midland Bank, as trustee
***4.2 Form of 103/8% Senior  Subordinated  Note due 2007, Series B (included as
     Exhibit B to Exhibit 4.1)
*9 Voting Trust Agreement dated as of August 23, 1995, by and among Dr. Leroy Keith, S. Garrett Stonehouse, Harrow-Lewis Corporation and Northwest Capital, Inc.
*10.1  Employment  Agreement  dated as of August 23,  1995,as amended as of July
     31, 1996, between Carson Products Company and Dr. Leroy Keith
*10.2 Employment  Agreement dated as of July 7, 1995,  as amended as of July 31,
     1996, between Carson Products Company and Joyce M. Roche
*10.3 Employment Agreement  dated as of June 7, 1995,  as amended as of July 31,
     1996, between Carson Products Company and Dennis E. Smith
*10.4 Employment Agreement  dated as of June 7, 1995,  as amended as of July 31,
     1996, between Carson Products Company and John P. Brown, Jr.
*10.7 Employment Agreement  dated as of September 1, 1995, as amended as of July
     31, 1996, between Carson Products Company and Allena Lee-Brown
*10.8 Employment Agreement dated as of March 11, 1996, as amended as of July 31,
     1996, between Carson Products Company and Miriam Muley
***10.9 Employment  Agreement  dated as of May 9, 1995,  between Carson Products
     Company and Robert W. Pierce
*10.10  Management  Assistance  Agreement  dated as of August 23,  1995  between
     Carson Products Company and Morningside Capital Group L.L.C.
***10.11  First  Amendment  dated  as of  October  18,  1996  to the  Management
     Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Capital Group L.L.C.
***10.12  Second  Amendment  dated  as of  November  6,  1996 to the  Management
     Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Capital Group L.L.C.
*10.13 Management  Agreement  dated as of June 26, 2996 between Carson  Products
     Company and AM Cosmetics, Inc.
***10.14 First  Amendment  dated as of June 1, 1997 to the Management  Agreement dated as of June 26, 1996 between Carson Products Company and AM Cosmetics, Inc.
***10.15  Second  Amendment  dated  as of  October  6,  1997  to the  Management
     Agreement dated as of June 26, 1996 between Carson Products Company and AM Cosmetics, Inc.
*10.16 Subscription  Agreement dated as of June 26, 1996 between Carson Products
     Company and Morningside AM Acquisition Corp.
                                                        45

*10.17 Carson, Inc. 1996 Long-term Incentive Plan
*10.18 Carson, Inc. 1996 Non-Employee Directors Equity Incentive Program
*10.19 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and Investors set forth in Schedule I
*10.20 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and DNL Partners, Limited Partnership
*10.21 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and Indosuez Carson Partners and Indosuez CM II, Inc.
*10.22 Subscription  Agreement  dated as of August 15, 1995 by and among Carson,
     Inc. and the individuals (outside directors) named therein
*10.23 Subscription  Agreement  dated as of August 15, 1995 by and among Carson,
     Inc. and the individuals (members of senior management) named therein *10.24 Licensing Agreement dated April 7, 1994, as amended May 14, 1996, between
     Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
*10.25 Distribution Agreement dated May 14, 1996 between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
*10.26 Promissory note between Joyce Roche and Carson, Inc.
*10.27 Promissory note between John P. Brown and Carson, Inc.
*10.28 Promissory note between Dennis Smith and Carson, Inc.
*10.33 Pledge  Agreement dated August 13, 1996 between John P. Brown and Carson,
     Inc.
*10.34 Pledge  Agreement  dated August 13, 1996 between Miriam Muley and Carson,
     Inc.
*10.35 Pledge  Agreement  dated August 13, 1996 between  Joyce Roche and Carson,
     Inc.
*10.36 Pledge  Agreement  dated August 13, 1996 between Dennis Smith and Carson,
     Inc.
**10.37 Asset  Purchase  Agreement  dated as of March 27,  1997  between  Carson
     Products Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.38 Asset  Purchase  Agreement  dated as of March 27,  1997  between  Carson
     Products Company and Jean Philippe Fragrances, Inc.
**10.39 Service  Agreement  dated as of April 30, 1997 between  Carson  Products
     Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.40 Broker  Agreement dated as of September 19, 1997 between Carson Products
     Company and AM Cosmetics, Inc.
***10.41  Manufacturing  Agreement  dated as of April 30,  1997  between  Carson
     Products Company and AM Cosmetics, Inc.
***10.42 Credit  Agreement  dated as of November 6, 1997 among  Carson  Products
     Company, Credit Agricole Indosuez and the lenders named therein
***10.43 Term Loan and  Revolving  Credit  Deed to Secure  Debt,  Assignment  of
     Leases and Security Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.44 Borrower General  Security  Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.45 Borrower  Intellectual Property Security Agreement dated as of November
     6,  1997  made by  Carson  Products  Company  in favor of  Credit  Agricole
     Indosuez
***10.46 Borrower  Securities Pledge Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.47 Holdings  Securities Pledge Agreement dated as of November 6, 1997 made by Carson, Inc. In favor of Credit Agricole Indosuez
10.48 Employment Agreement dated as of July 14, 1997, between Carson Products Company and Richard A. Bozzell
10.49 Employment Agreement dated as of September 8, 1997, between Carson Products Company and Donald Riley
10.50 Promissory note between Miriam Muley and Carson, Inc.
***12.1 Statement re Computation of Ratio of Earnings to Fixed Charges
*16 Letter regarding Change in Certifying Accountant from Price Waterhouse LLP ***18 Letter re Change in Accounting Principles, dated August 11, 1997 from
     Deloitte & Touche LLP to Carson, Inc., incorporated herein by reference to Carson, Inc.'s Quarterly Report on Form 10-Q of the quarter ended June 30, 1997, as amended
***21.1 Subsidiaries of Carson, Inc.
23.2 Consent of Deloitte & Touche LLP
***24.1 Powers of Attorney (included on signature pages of this Annual Report on
     Form 10-K)
27   Financial Data Schedule



* Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 1996 File No. 333-10191 and the amendments thereto.

** Incorporated herein by reference to Carson, Inc.'s Current Report on Form 8-K as of May 15, 1997, as amended by Form 8-KA dated July 14, 1997, July 16, 1997 and October 9, 1997.

*** Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31, 1997 File No. 333-42831.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARSON, INC.

Date: March 30, 1998                        By: /s/  Dr. Leroy Keith
                                            Dr. Leroy Keith
                                            Chairman,  Chief  Executive  Officer
                                            and Director
                                            Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Leroy Keith, Robert W. Pierce and John P. Brown, Jr., his or her true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for him or her in his or her name, place and stead in any and all capacities to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.


Date: March 30, 1998                        By: /s/ Dr. Leroy Keith
                                            Dr. Leroy Keith
                                            Chairman,  Chief  Executive  Officer
                                            and Director

Date: March 30, 1998                        By: /s/ Joyce M. Roche
                                            Joyce M. Roche
                                            President   and   Chief   Operating
                                            Officer and Director

Date: March 30, 1998                        By: /s/ Dennis E. Smith
                                            Dennis E. Smith
                                            Executive Vice President,  Sales and

                                            Director

Date: March 30, 1998                        By: /s/ Lawrence E. Bathgate, II
                                            Lawrence E. Bathgate, II
                                            Director

Date: March 30, 1998                        By: /s/Abbey J. Butler
                                            Abbey J. Butler
                                            Director

Date: March 30, 1998                        By: /s/  Suzanne de Passe
                                            Suzanne de Passe
                                            Director


Date: March 30, 1998                        By: /s/ Melvyn J. Estrin
                                            Melvyn J. Estrin
                                            Director

Date: March 30, 1998                        By: / / James L. Hudson
                                            James L. Hudson
                                            Director


Date: March 30, 1998                        By: / / Jack Kemp
                                            Jack Kemp
                                            Director

Date: March 30, 1998                        By: /s/ John L. Sabre
                                            John L. Sabre
                                            Director

Date: March 30, 1998                        By: /s/ Vincent A. Wasik
                                            Vincent A. Wasik
                                            Director

Date: March 30, 1998                        By: /s/ Robert W. Pierce
                                            Robert W. Pierce
                                            Executive Vice President and Chief
                                            Financial Officer(Principal
                                            Accounting and Financial Officer)