Form 10-K/A
period 1997-12-31
CARSON INC
filed 1998-04-17
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A
[X ] Annual  Report  Pursuant to Section 13 or 15(d) of the  Securities
     Exchange Act of 1934 [Fee Required]

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

*10.17 Carson, Inc. 1996 Long-term Incentive Plan
*10.18 Carson, Inc. 1996 Non-Employee Directors Equity Incentive Program
*10.19 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and Investors set forth in Schedule I
*10.20 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and DNL Partners, Limited Partnership
*10.21 Subscription  Agreement  dated as of August 23, 1995 by and among Carson,
     Inc. and Indosuez Carson Partners and Indosuez CM II, Inc.
*10.22 Subscription  Agreement  dated as of August 15, 1995 by and among Carson,
     Inc. and the individuals (outside directors) named therein
*10.23 Subscription  Agreement  dated as of August 15, 1995 by and among Carson,
     Inc. and the individuals (members of senior management) named therein *10.24 Licensing Agreement dated April 7, 1994, as amended May 14, 1996, between
     Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
*10.25 Distribution Agreement dated May 14, 1996 between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
*10.26 Promissory note between Joyce Roche and Carson, Inc.
*10.27 Promissory note between John P. Brown and Carson, Inc.
*10.28 Promissory note between Dennis Smith and Carson, Inc.
*10.33 Pledge  Agreement dated August 13, 1996 between John P. Brown and Carson,
     Inc.
*10.34 Pledge  Agreement  dated August 13, 1996 between Miriam Muley and Carson,
     Inc.
*10.35 Pledge  Agreement  dated August 13, 1996 between  Joyce Roche and Carson,
     Inc.
*10.36 Pledge  Agreement  dated August 13, 1996 between Dennis Smith and Carson,
     Inc.
**10.37 Asset  Purchase  Agreement  dated as of March 27,  1997  between  Carson
     Products Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.38 Asset  Purchase  Agreement  dated as of March 27,  1997  between  Carson
     Products Company and Jean Philippe Fragrances, Inc.
**10.39 Service  Agreement  dated as of April 30, 1997 between  Carson  Products
     Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.40 Broker  Agreement dated as of September 19, 1997 between Carson Products
     Company and AM Cosmetics, Inc.
***10.41  Manufacturing  Agreement  dated as of April 30,  1997  between  Carson
     Products Company and AM Cosmetics, Inc.
***10.42 Credit  Agreement  dated as of November 6, 1997 among  Carson  Products
     Company, Credit Agricole Indosuez and the lenders named therein
***10.43 Term Loan and  Revolving  Credit  Deed to Secure  Debt,  Assignment  of
     Leases and Security Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.44 Borrower General  Security  Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.45 Borrower  Intellectual Property Security Agreement dated as of November
     6,  1997  made by  Carson  Products  Company  in favor of  Credit  Agricole
     Indosuez
***10.46 Borrower  Securities Pledge Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.47 Holdings  Securities Pledge Agreement dated as of November 6, 1997 made by Carson, Inc. In favor of Credit Agricole Indosuez
10.48 Employment Agreement dated as of July 14, 1997, between Carson Products Company and Richard A. Bozzell
10.49 Employment Agreement dated as of September 8, 1997, between Carson Products Company and Donald Riley
10.50 Promissory note between Miriam Muley and Carson, Inc.
+10.51 Asset  Purchase  Agreement  dated as of December 11, 1997 between  Carson
     Products(Proprietary) Limited, A&J Cosmetics (Proprietary) and Allan Townsend.
***12.1  Statement re  Computation of Ratio of Earnings to Fixed Charges
*16 Letter regarding Change in Certifying Accountant from Price Waterhouse LLP ***18 Letter re Change in Accounting Principles, dated August 11, 1997 from
     Deloitte & Touche LLP to Carson, Inc., incorporated herein by reference to Carson, Inc.'s Quarterly Report on Form 10-Q of the quarter ended June 30, 1997, as amended
***21.1 Subsidiaries of Carson, Inc.
23.2 Consent of Deloitte & Touche LLP
***24.1 Powers of Attorney (included on signature pages of this Annual Report on
     Form 10-K)
27   Financial Data Schedule



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

+ Portions of such exhibit have been excluded pursuant to a request for confidential treatment. Such material has been filed separately with the Securities and Exchange Commission on the date hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CARSON, INC.


Date: April 17, 1998                        By: /s/ Robert W. Pierce
                                            Robert W. Pierce
                                            Executive Vice President and Chief
                                            Financial Officer(Principal
                                            Accounting and Financial Officer)