Form 10-Q
period 1998-03-31
CARSON INC
filed 1998-05-15
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

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


     At May 1, 1998, 5,005,003 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                             Page

         Item 1.

         Condensed Consolidated Balance Sheets
         March 31, 1998 and December 31, 1997................................3

         Condensed Consolidated Statements of Operations
         Three  Months Ended March 31, 1998 and 1997.........................4

         Condensed Consolidated Statements of Cash Flow
         Three  Months Ended March 31, 1998 and 1997.........................5

         Notes to Condensed Consolidated Financial Statements................6-7

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................... 8-11


Part II.  Other Information................................................. 12



         Signatures......................................................... 13

                                  CARSON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (In thousands)

                                                                                                          March 31,     December 31,

                           ASSETS                                                                           1998              1997
                                                                                                      -------------    -------------
                                                                                                        (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents .....................................................................    $       5,184    $     14,043
   Accounts receivable (less allowance for doubtful accounts and returns of $2,307
            and $3,881 at March 31, 1998 and December 31, 1997, respectively) ....................           30,111          28,148
   Inventories, net ..............................................................................           28,936          24,861
   Other current assets ..........................................................................              905             832
                                                                                                      -------------    -------------
            Total current assets .................................................................           65,136          67,884

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation ...................................           22,288          22,202

INVESTMENT IN AM COSMETICS .......................................................................            3,695           3,587

INTANGIBLES, net .................................................................................           99,700         100,385

OTHER ASSETS .....................................................................................            7,427           7,366
                                                                                                      -------------    -------------
                  TOTAL ASSETS ...................................................................    $     198,246    $    201,424
                                                                                                      =============    =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable ...............................................................................    $      10,152    $      8,567
  Due for A&J Cosmetics ..........................................................................            4,003           5,416
  Accrued expenses ...............................................................................            9,426           7,413
  Income taxes payable ...........................................................................            1,927           1,544
                                                                                                      -------------    -------------
           Total current liabilities .............................................................           25,508          22,940

LONG-TERM DEBT ...................................................................................          102,534         103,623

DUE FOR A&J COSMETICS ............................................................................             --             4,088

DEFERRED INCOME TAXES AND OTHER LIABILITIES ......................................................            1,705           1,742

MINORITY INTEREST IN SUBSIDIARY ..................................................................            7,636           7,500

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding ...............             --               --
   Common stock:
        Class A, voting, $.01 par value, 150,000,000 shares authorized and 5,018,248 shares
           issued ................................................................................               50              50
        Class B, nonvoting, $.01 par value, 2,000,000 shares authorized and 1,859,677 shares
           issued and outstanding ................................................................               19              19
        Class C, voting, $.01 par value, 13,000,000 shares authorized and 8,127,937 shares
           issued and outstanding ................................................................               81              81

   Paid-in capital ...............................................................................           69,018          69,022
   Accumulated deficit ...........................................................................           (4,512)         (4,011)
   Accumulated other comprehensive losses ........................................................           (2,308)         (2,170)
   Note receivable from employee shareholders, net of discount ...................................           (1,378)         (1,353)
   Treasury stock, 13,245 shares of Class A common stock .........................................             (107)           (107)
                                                                                                      -------------    -------------
        Total stockholders' equity ...............................................................           60,863          61,531
                                                                                                      -------------    -------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................    $     198,246    $    201,424
                                                                                                      =============    =============


                                 See notes to condensed consolidated financial statements.

                                                         3


                                  CARSON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (In thousands, except per share data)


                                                                                                        Three Months Ended March 31,
                                                                                                         1998                   1997
                                                                                                -------------          -------------


Net sales ............................................................................          $      31,797          $     17,932
Cost of goods sold ...................................................................                 15,378                 7,880
                                                                                                -------------          -------------
Gross profit .........................................................................                 16,419                10,052

Expenses:
         Marketing and selling .......................................................                  8,691                 5,724
         General and administrative ..................................................                  5,948                 2,729
                                                                                                -------------          -------------
                                                                                                       14,639                 8,453
                                                                                                -------------          -------------
Operating income .....................................................................                  1,780                 1,599

Interest expense .....................................................................                 (2,837)                 (604)
Other income, net ....................................................................                    221                   223
                                                                                                -------------          -------------
(Loss) income before income taxes ....................................................                   (836)                1,218

Benefit from (provision for) income taxes ............................................                    335                  (536)
                                                                                                -------------          -------------
Net (loss) income ....................................................................          $        (501)         $        682
                                                                                                =============          =============
Basic and diluted net (loss) income per common share .................................          $       (0.03)         $       0.05
                                                                                                =============          =============
Weighted average common
         shares outstanding ..........................................................                 14,993                14,984
                                                                                                =============          =============


                                 See notes to condensed consolidated financial statements.




                                  CARSON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (In thousands)


                                                                                                        Three months ended March 31,
                                                                                                         1998                  1997
                                                                                                      --------              --------
OPERATING ACTIVITIES:
  Net (loss) income ....................................................................             $   (501)             $    682
  Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
      Depreciation and amortization ....................................................                1,608                   544
      Provision for doubtful accounts ..................................................                  103                   112
      Other, net .......................................................................                   20                     6
      Changes in operating assets and liabilities,
        net of acquisitions:
          Accounts receivable ..........................................................               (2,066)                 (154)
          Inventories ..................................................................               (4,075)               (4,685)
          Other current assets .........................................................                   (7)                1,021
          Accounts payable .............................................................                1,585                  (518)
          Income taxes payable .........................................................                  383                   869
          Accrued expenses .............................................................                2,013                (2,286)
                                                                                                      --------              --------
              Total adjustments ........................................................                 (436)               (5,091)
                                                                                                      --------              --------
      Net cash used in operating activities ............................................                 (937)               (4,409)
                                                                                                      --------              --------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment ...........................................               (1,090)               (1,188)
  Acquisitions of business assets, net of cash acquired ................................                 --                     107
                                                                                                      --------              --------
      Net cash used in investing activities ............................................               (1,090)               (1,081)
                                                                                                      --------              --------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings ...................................................                2,000                 5,113
  Principal payments on long-term debt .................................................               (3,089)                 (650)
  Payment on A&J Cosmetics payable .....................................................               (5,416)                 --
  Other, net ...........................................................................                 (327)                  (23)
                                                                                                      --------              --------
    Net cash (used in) provided by financing activities ................................               (6,832)                4,440
                                                                                                      --------              --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ..............................................               (8,859)               (1,050)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................................               14,043                 4,191
                                                                                                      --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................................             $  5,184              $  3,141
                                                                                                      ========              ========




                                 See notes to condensed consolidated financial statements.



                                   CARSON, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Basis of Presentation

    The accompanying condensed consolidated interim financial statements of Carson, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.  Inventories

    Inventories are summarized as follows (in thousands):


                               March 31, 1998                  December 31, 1997
               ------------------------------        ---------------------------
Raw materials                         $12,468                            $10,873
Work-in-process                         1,871                              1,651
Finished goods                         14,597                             12,337
               ------------------------------        ---------------------------
                                      $28,936                            $24,861
               ==============================        ===========================

3.   Acquisition

         On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico. Unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as an adjustment to cost of goods sold per a manufacturing agreement between the Company and Chesebrough-Pond's USA Co., additional goodwill amortization, additional selling expenses related to an agreement between the Company and AM Cosmetics and additional interest expense on acquisition debt, among others. The following unaudited pro forma results are not necessarily indicative of what the actual consolidated results of operations might have been if the Cutex acquisition had been in effect as of the beginning of fiscal 1997, or of future results of operations of the consolidated Company (in thousands except per share amounts):




                                                              Three Months Ended
                                                                  March 31, 1997
                                                                     (Pro forma)
                                                       -------------------------
Net sales                                                                $21,981
Net (loss) income                                                           $742
Basic and diluted (loss) income per share                                  $0.05






4.  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") is effective for the Company's fiscal year ending December 31, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general- purpose financial statements. The Company has adopted SFAS No. 130 in the current fiscal year as required. Comprehensive income for the three months ended March 31, 1998 was a loss of $639,000 and included a net loss of $501,000 and a loss of $138,000 for the effects of foreign currency translation adjustments. Comprehensive income for the three months ended March 31, 1997 was $661,000 and included net income of $682,000 and a loss of $21,000 for the effects of foreign currency translation adjustments.

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") is also effective for the Company's fiscal year ending December 31, 1998. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement does not significantly alter the segment disclosures the Company provides.

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

OVERVIEW

Forward-looking Statements

         This report on Form 10-Q as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions,
(iii) the Company's marketing,  distribution and manufacturing  expansion plans,
(iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures, (vii) the availability of funds from currently available credit facilities and (viii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996,the Company's exchange offer prospectus dated December 19, 1997 and the Company's 1997 Annual Report on Form 10-K), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Such risks, uncertainties and factors include, but are not limited to, foreign business risks, industry cyclicality, fluctuations in customer demand and order pattern, the seasonal nature of the business, changes in pricing, the identification of suitable acquisition candidates, changes in the implementation of the Company's acquisition plans, the availability of financing, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange Commission. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.


General
         The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 70 different products specially formulated to address the unique physiological characteristics of persons of African descent under six principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair ( constituting approximately 50% of the Company's sales in 1997), hair color, men's depilatory products and hair care maintenance products, primarily for persons of African descent. The Company is expanding its product offerings to other segments of the ethnic personal care market, including cosmetics and skin care products. In addition, the Company is a leading marketer of nail care products to the United States mass market under the Cutex brand name.

         In the three months ended March 31, 1998, approximately 35.0% of the net sales of the Company were to customers outside the United States as compared to 33.9% in the first quarter of the prior fiscal year. The following table presents the Company's net sales by geographic region for these periods (dollars are in thousands):



Net sales to:             1998                %              1997            %
               --------------- ----------------  ----------------  -----------
United States          $20,650            65.0%           $11,860        66.1%
Africa                   7,805             24.5             2,567         14.3
Other                    3,342             10.5             3,505         19.6
               --------------- ----------------  ----------------  -----------
  Total                $31,797           100.0%            17,932       100.0%
               =============== ================  ================  ===========


     With the exception of sales in South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because the South African subsidiary, Carson Holdings, Limited ("Carson South Africa"), incurs substantially all of its costs in Rand. Assets and liabilities of Carson South Africa are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.


Results of Operations

Quarter  Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

Net Sales. Consolidated net sales for the quarter ended March 31, 1998 of $31.8 million increased $13.9 million, or 77.3%, over quarter ended March 31, 1997. This increase is summarized as follows (dollars are in thousands):



                                   Quarter Ended       Quarter Ended
                                  March 31, 1998     March 31,  1997    % Change
                               -----------------  -------------------  ---------
Domestic core                            $13,336             $11,860       12.5
Cutex                                      5,481                   -         -
Let's Jam                                  1,141                   -         -
Salon Professional and Cosmetics             692                   -         -
                               -----------------  -------------------  ---------
   Total Domestic                         20,650              11,860       74.1
                               -----------------  -------------------  ---------
South Africa                               7,805               2,567      204.1
Other International                        3,342               3,505       (4.7)
                               -----------------  -------------------  ---------
   Total International                    11,147               6,072       83.6
                               -----------------  -------------------  ---------
   Consolidated                          $31,797             $17,932       77.3
                               =================  ===================  =========

     Sales of the Company's domestic core business, ethnic hair care products, amounted to $13.3 million in the quarter ended March 31, 1998, an increase of $1.5 million, or 12.5%, compared to the quarter ended March 31, 1997.Despite this increase,the domestic ethnic hair care industry continues to be soft, reflecting in part the effects of drug chain consolidation.Drugstores represent the largest source of retail sales for the domestic core business.

Gross Profit. Gross profit increased to $16.4 million in the quarter ended March 31, 1998 from $10.1 million in the quarter ended March 31, 1997. Gross margin decreased to 51.6% for the quarter ended March 31, 1998 from 56.1% for the same quarter in 1997. The decrease in gross margin is due in part to geographic and product shifts in the sales mix and to decreased production volumes. A geographic shift has occurred as Carson South Africa's net sales accounted for 25% of consolidated net sales in the quarter ended March 31, 1998, compared to 14% of consolidated net sales in the quarter ended March 31, 1997. The effect of this shift was to lower consolidated gross margin by 2.5 points, as Carson South Africa has lower gross margins than in the U.S. Gross margin has also decreased due to the addition of the Let's Jam products, which generated a relatively low gross margin, primarily due to high packaging costs. Management is working on packaging changes and is also considering pricing changes to bring these products more in line with the Company's normal gross margin. Finally, gross margin was adversely impacted by reduced production volumes in the Savannah plant, brought about by the decision to reduce inventory balances.

Marketing and Selling Expenses. Marketing and selling expenses increased to $8.7 million in the quarter ended March 31, 1998 from $5.7 million in the quarter ended March 31, 1997, an increase of 52.6%. This increase was primarily due to the additions of Cutex, Let's Jam and Dark & Lovely Cosmetics as well as expanded marketing to support Carson South Africa sales. As a percentage of net sales, these expenses decreased to 27.3% during this period from 31.9% during the comparable period in 1997.

General and Administrative Expense. General and administrative expenses increased to $5.9 million in the quarter ended March 31, 1998 from $2.7 million in the quarter ended March 31, 1997, an increase of 118.0%. As a percentage of net sales, general and administrative expenses increased to 18.7% during this period from 15.2% during the comparable period in 1997. This increase was due in part to increased amortization of intangibles related to recent acquisitions combined with increased professional fees and personnel costs associated with the enhancement of infrastructure needed to support the Company's anticipated growth.

Operating Income. As a result of the above changes, operating income increased to $1.8 million in the quarter ended March 31, 1998 from $1.6 million in the quarter ended March 31, 1997.

Interest Expense. Interest expense increased significantly to $2.8 million in the quarter ended March 31, 1998 from $604,000 in the quarter ended March 31, 1997. The increased interest expense was the result of additional debt incurred in 1997 to finance acquisitions, which was subsequently refinanced with the proceeds from the sale of $100 million aggregate principal amount of 10 year 10 3/8 % Senior Subordinated Notes.

Other Income. Other income was flat for the quarter ended March 31, 1998 compared to the same quarter of 1997.

Provision for Taxes. The provision for taxes decreased to a benefit of $335,000, based on an effective rate of 40%, in the quarter ended March 31, 1998 from an expense of $536,000, based on an effective rate of 44%, in the quarter ended March 31, 1997. The effective tax rate has decreased from 1997 due to the larger impact of the earnings of Carson South Africa, which are taxed at lower rates than the earnings in the United States.


Liquidity and Capital Resources

     In the three months ended March 31, 1998, net cash used in operations was $937,000 largely as a result of a $4.1 million increase in inventory and a $2.1 million increase in accounts receivable offset by a $1.6 million increase in accounts payable and a $2.0 million increase in accrued expenses. The increase in inventory is attributable to increased sales of Carson South Africa and higher cosmetics inventories in preparation for the full launch of Dark & Lovely Cosmetics.

     Net cash used in investing activities for the three months ended March 31, 1998 consisted of capital expenditures of $1.1 million.

     Net cash used in financing activities for the three months ended March 31, 1998 totaled $6.8 million primarily as a result of the scheduled payment of $5.4 million for the purchase of A&J Cosmetics and a $1.0 million decrease in the Company's outstanding revolver balance.

     The Company believes that cash flow from operating activities, existing cash balances and available borrowings under its Amended and Restated Credit Agreement will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future. In addition, the Company is considering liquidating part of its ownership in Carson South Africa and thereby generating significant funds which would be available for a strategic acquisition or repayment of existing debt.


Year 2000 Computer Issue

The Company currently utilizes two computer information systems. The JD Edwards financial package is used to support several financial applications. In its distribution and manufacturing operations, the Company uses a software package known as PRISM developed by MARCAM. The JD Edwards and PRISM packages run on an IBM AS/400 computer and are currently not year 2000 compliant.

The Company has two options to achieve year 2000 compliance with its core business information systems. Option 1 is to upgrade the JD Edwards and PRISM software with the year 2000 compliant releases. The newer release of the PRISM software has additional features and functionality that would require a significant amount of consulting to assist with installation and training. Management estimates the cost of this option at $100,000 to $300,000 and believes that option 1 could be functional by December 31, 1998.

Option 2 is to install a single vendor solution. This option would achieve both year 2000 compliance and install a single vendor, integrated business software package. Management estimates the cost of option 2 to be $500,000 to $750,000. Management believes that option 2 could be functional by the end of the first quarter of 1999.

Management will make the final decision on this issue and take action to implement it in the second quarter of 1998.

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

     None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.


/s/ Roy Keith
Roy Keith                                                    Date: May  15, 1998
Chairman and Chief Executive Officer



/s/ Robert W. Pierce
Robert W. Pierce                                              Date: May 15, 1998
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)