Form 10-Q
period 1998-06-30
CARSON INC
filed 1998-08-14
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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


At August 1, 1998, 5,000,170 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.



                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                             Page

         Item 1.

         Condensed Consolidated Balance Sheets
         June 30, 1998 and December 31, 1997................................. 3

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended June 30, 1998 and 1997............ 4

         Condensed Consolidated Statements of Cash Flow
         Six  Months Ended June 30, 1998 and 1997............................ 5

         Notes to Condensed Consolidated Financial Statements................6-8

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................9-16


Part II. Other Information................................................... 17

         Item 4.

         Submission of Matters to a Vote of Security Holders................. 17

         Item 6.

         (a) Exhibits ....................................................... 18

         (b) Reports on Form 8-K............................................. 18

         Signatures.......................................................... 19


                                        2

                                  CARSON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (In thousands)

                                                                                 June 30,                 December 31,
                           ASSETS                                                  1998                       1997
                                                                                 (Unaudited)
CURRENT ASSETS:                                                                 ------------              ------------
         Cash and cash equivalents                                              $  64,424                 $   14,043
         Accounts receivable (less allowance for doubtful accounts
           and returns of $4,279 and $3,881 at June 30, 1998 and
           December 31, 1997, respectively                                         24,400                     28,148
         Inventories, net                                                          25,192                     24,861
         Other current assets                                                         723                        832
                                                                                ------------              ------------
                  Total current assets                                            114,739                     67,884

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                     21,457                     22,202

INVESTMENT IN AM COSMETICS                                                          3,769                      3,587

INTANGIBLES, net                                                                   97,290                    100,385

OTHER ASSETS                                                                        7,280                      7,366
                                                                                ------------              ------------
                  TOTAL ASSETS                                                  $ 244,535              $     201,424
                                                                                ============              ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable                                                       $  10,120              $       8,567
         Due for A&J Cosmetics                                                      3,267                      5,416
         Accrued expenses                                                           9,469                      7,413
         Income taxes payable                                                      14,852                      1,544
                                                                                ------------               -----------
                  Total current liabilities                                        37,708                     22,940

LONG-TERM DEBT                                                                    100,452                    103,623

DUE FOR A&J COSMETICS                                                                  --                      4,088

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                         1,671                      1,742

MINORITY INTEREST IN SUBSIDIARY                                                    18,673                      7,500

STOCKHOLDERS' EQUITY:
         Preferred stock, $.01 par value, 10,000,000 shares authorized,
           none outstanding                                                            --                         --
         Common stock:
                  Class A, voting, $.01 par value, 150,000,000 shares authorized,
                     5,042,384 and 5,033,248 shares issued as of June 30, 1998
                     and December 31, 1997, respectively                               50                         50
                  Class B, nonvoting, $.01 par value, 2,000,000 shares authorized
                     and 1,859,677 shares issued and outstanding                       19                         19
                  Class C, voting, $.01 par value, 13,000,000 shares authorized
                     and 8,127,937 shares issued and outstanding                       81                         81

         Paid-in capital                                                           80,628                     69,022
         Retained earnings (accumulated deficit)                                   13,204                     -4,011
         Accumulated other comprehensive losses                                    -6,445                     -2,170
         Note receivable from employee shareholders, net of discount               -1,169                     -1,353
         Treasury stock, Class A common stock, 42,214 shares at June 30, 1998
                  and 13,245 shares at December 31, 1997, respectively               -337                       -107
                                                                                -----------               ------------
                  Total stockholders' equity                                       86,031                     61,531
                                                                                -----------               ------------
                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 244,535              $     201,424
                                                                                ===========               ============


           See notes to condensed consolidated financial statements.




                                        3
                                  CARSON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (In thousands, except per share data)


                                    Three Months Ended June 30,           Six Months Ended June 30,
                                      1998              1997               1998               1997
                                    ---------         ---------          ---------          ---------
Net sales                      $      29,174     $      30,234      $      60,971      $      48,166
Cost of goods sold                    21,075            13,996             36,453             21,876
                                    ---------         ---------          ---------          ---------
Gross profit                           8,099            16,238             24,518             26,290

Expenses:
         Marketing and selling         8,826             6,553             17,517             12,277
         General and administrative   10,028             4,418             15,976              7,147
         Restructuring charges         4,837                 0              4,837                  0
                                    ---------         ---------          ---------          ---------
                                      23,691            10,971             38,330             19,424
                                    ---------         ---------          ---------          ---------
Operating (loss) income              (15,592)            5,267            (13,812)             6,866

Interest expense                      (3,010)           (1,511)            (5,847)            (2,115)
Gain on sale of subsidiary stock      49,140                 0             49,140                  0
Other income, net                      1,165               381              1,704                716
                                    ---------         ---------          ---------          ---------
Income before income taxes and
  minority interest                   31,703             4,137             31,185              5,467

Provision for income taxes            13,361             1,661             13,026              2,197
                                    ---------         ---------          ---------          ---------
Income before minority interest       18,342             2,476             18,159              3,270

Minority interest in earnings of
  subsidiary                            (626)             (210)              (944)              (322)
                                    ---------         ---------          ---------          ---------
Net income                     $      17,716     $       2,266      $      17,215      $       2,948
                                    =========         =========          =========          =========
Basic and diluted net income
  per common share             $        1.18     $        0.15      $        1.15      $        0.20
                                    =========         =========          =========          =========
Weighted average common
  shares outstanding                  14,988            14,984             14,990             14,984
                                    =========         =========          =========          =========


           See notes to condensed consolidated financial statements.

                                  CARSON, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (In thousands)


                                                          Six Months Ended June 30,
                                                               1998              1997
                                                            ---------         ---------
OPERATING ACTIVITIES:
  Net income                                           $      17,215     $       2,948
  Adjustments to reconcile net income to
     net cash used in operating activities:
      Gain on sale of subsidiary stock                       (49,140)               --
      Non-cash special charges                                14,222                --
      Depreciation and amortization                            3,189             1,570
      Provision for doubtful accounts                            196               172
      Other, net                                                 431                 4
      Changes in operating assets and liabilities,
       net of acquisitions in 1997:
          Accounts receivable                                   (437)           (6,806)
          Inventories                                         (7,706)           (3,556)
          Other current assets                                    90              (454)
          Accounts payable                                     2,443            (1,928)
          Income taxes payable                                13,679             2,281
          Accrued expenses                                      (585)           (1,021)
                                                            ---------         ---------
              Total adjustments                              (23,618)           (9,738)
                                                            ---------         ---------
      Net cash used in operating activities                   (6,403)           (6,790)
                                                            ---------         ---------
INVESTING ACTIVITIES:
  Additions to property, plant and equipment                  (4,926)           (3,585)
  Acquisitions of business assets, net of cash acquired           --           (49,406)
                                                            ---------         ---------
      Net cash used in investing activities                   (4,926)          (52,991)
                                                            ---------         ---------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                           9,500            62,100
  Principal payments on long-term debt                       (12,556)           (1,412)
  Payment on A&J Cosmetics payable                            (5,416)               --
  Proceeds from sale of subsidiary stock                      74,392                --
  Proceeds from equity rights offering                            --             1,525
  Other, net                                                    (277)              (68)
                                                            ---------         ---------
      Net cash provided by financing activities               65,643            62,145
                                                            ---------         ---------
EFFECT OF EXCHANGE RATE CHANGES                               (3,933)               --
                                                            ---------         ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     50,381             2,364
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              14,043             4,191
                                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $      64,424     $       6,555
                                                            =========         =========




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


2.  Acquisition

    During June, 1998 the Company entered into a Purchase Agreement with Ivax Corporation, d/b/a IVX Bioscience, Inc., to acquire the shares of Johnson
Products Co., Inc., a Florida corporation. Johnson Products is a major manufacturer of personal care products for the ethnic market. The acquisition was completed in July 1998 and was accounted for as a purchase. The purchase price approximated $85.0 million with $35.0 million paid in cash. The Company entered into a Credit Agreement with Ivax Corporation for the remaining $50.0 million purchase price. The term loan provided by Ivax matures on November 30, 1998 and bears interest at 9.0% per annum, payable monthly. Any overdue principal and interest bear interest at 12.0% per annum and are payable upon demand.

    In conjunction with the Credit Agreement, the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company will recognize an extraordinary loss of $0.9 million (net of tax, or $0.06 per basic and diluted share) for the write-off of $1.6 million of debt financing costs related to this credit facility.

3.  Special and Non-recurring Charges

     During the quarter ended June 30, 1998, the Company recorded one-time pretax charges of $15.1 million ($8.7 million net of tax). The one-time charges related primarily to the restructuring of product lines and management at the Company's Savannah operation.

Special and non-recurring charges by category of expenditure were as follows:


                                                 Included In
                         ----------------- ------------------------  -----------------
                                   Cost of              General and      Restructuring
                                Goods Sold           Administrative            Charges             Total
                         ----------------- ------------------------  -----------------  ----------------
Inventories                           $6.6                                                          $6.6
Management restructuring                                     $1.5 *             $1.7 *               3.2
Fixed assets                                                  0.2 *              2.9                 3.1
Other                                                         2.0                0.2 *               2.2
                         ----------------- ------------------------  -----------------  ----------------
                                      $6.6                   $3.7               $4.8               $15.1
                         ================= ========================  =================  ================


         The inventory charge related primarily to write-down of inventory which was determined to be non-strategic and to reserves for obsolete inventory and inventory in excess of usage plans. The management restructuring charges included employee severance costs and expenses related to the hiring of the Company's new chief executive officer. The fixed assets charges related primarily to fixed assets which will be disposed of in connection with the restructuring of product lines. The other charges included $2.0 million of additional reserves against accounts receivable for customer deductions.

         Of the $15.1 million of special charges, a total of $3.6 million (those denoted by "*" above) were recorded as accrued liabilities. Cash payments for these expenses totaled approximately $0.9 million resulting in a liability balance at June 30, 1998 of $2.7 million.

4.   Sale of Subsidiary Stock

     During the quarter ended June 30, 1998, the Company recorded a one-time pretax gain of $49.1 million ($28.1 million net of tax) related to its sale of
29.1 million shares of its South African subsidiary, Carson Holdings Limited ("Carson South Africa"), the shares of which are traded on the Johannesburg Stock Exchange. This sale generated cash proceeds of $55.2 million and resulted in an increase in minority interest of $6.0 million which represents the Company's cost basis in the shares sold.

         Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received cash proceeds of $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded as paid in capital. The transaction also increased minority interest by $7.6 million.

         As a result of these combined sales, the Company currently owns approximately 53.2% of the stock of Carson South Africa.

5.    Inventories

Inventories are summarized as follows (in thousands):


                                 June 30, 1998             December 31, 1997
                ------------------------------  ----------------------------
Raw materials                           $9,877                       $10,873
Work-in-process                          1,198                         1,651
Finished goods                          14,116                        12,337
                ------------------------------  ----------------------------
                                       $25,192                       $24,861
                ==============================  ============================


6.  New Accounting Pronouncements

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") is effective and has been adopted for the Company's fiscal year ending December 31, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements.

The components of comprehensive income were as follows (in thousands):


                                    Three Months   Three Months Six Months Ended  Six Months Ended
                                   June 30, 1998  June 30, 1997    June 30, 1998     June 30, 1997
                                  -------------- -------------- ----------------  ----------------
Net income                              $17,716         $2,266          $17,215            $2,948
Other comprehensive (loss)
income:
  Change in equity due to foreign
  currency translation adjustments       (4,137)          (270)          (4,275)              625
                                  -------------- -------------- ----------------  ----------------
Comprehensive income                    $13,577         $1,996          $12,940            $3,573
                                  ============== ============== ================  ================

The loss in equity due to foreign currency translation adjustments during the three months and six months ended June 30, 1998 was due to the significant devaluation of the South African Rand during the second quarter of 1998. The Rand devalued approximately 20.0%, from 4.9970 Rand per dollar at March 31, 1998 to 5.9950 Rand per dollar at June 30, 1998. During the prior year, no such significant fluctuation of the Rand occurred.


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

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

OVERVIEW

Forward-looking Statements

         This report on Form 10-Q as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions,
(iii) the Company's marketing,  distribution and manufacturing  expansion plans,
(iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures, (vii) the availability of funds from credit facilities and (viii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996, the Company's exchange offer prospectus dated December 19, 1997 and the Company's 1997 Annual Report on Form 10-K), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Such risks, uncertainties and factors include, but are not limited to, foreign business risks, industry cyclicality, fluctuations in customer demand and order pattern, the seasonal nature of the business, changes in pricing, the identification of suitable acquisition candidates, changes in the implementation of the Company's acquisition plans, the availability of financing, and general economic conditions, as well as other risks detailed in the Company's filings with the Securities and Exchange
Commission. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, and (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business.


General

         The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 70 different products specially formulated to address the unique physiological characteristics of persons of African descent under six principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair ( constituting approximately 50% of the Company's sales in 1997), hair color, men's depilatory products and hair care maintenance products, primarily for persons of African descent. The Company is expanding its product offerings to other segments of the ethnic personal care market, including cosmetics and skin care products. In addition, the Company is a leading marketer of nail care products to the United States mass market under the Cutex brand name. The Company is currently seeking to divest the Cutex business in order to focus on the worldwide ethnic personal care business.

         In the six months ended June 30, 1998, approximately 38.1% of the net sales of the Company were to customers outside the United States as compared to
27.5 % in the first six months of the prior fiscal year. The following table presents the Company's net sales by geographic region for these periods (dollars are in thousands):



Net sales to:                1998           %         1997            %
                     ------------ -----------  -----------  -----------
United States             $37,721       61.9%      $34,899        72.5%
Africa                     17,148       28.1         7,391        15.3
Other                       6,102       10.0         5,876        12.2
                     ------------ -----------  -----------  -----------
  Total                   $60,971      100.0%       48,166       100.0%
                     ============ ===========  ===========  ===========


          With the exception of sales in South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in U.S. Dollars. The Company does not view the exposure to Rand exchange rate fluctuations as significant because Carson South Africa incurs substantially all of its costs in Rand. Assets and liabilities of Carson South Africa are translated for consolidation purposes from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.

Acquisition

         During June, 1998 the Company entered into a Purchase Agreement with Ivax Corporation, d/b/a IVX Bioscience, Inc., in order to acquire the shares of Johnson Products Co., Inc., a Florida corporation. Johnson Products is a major manufacturer of personal care products for the ethnic market. Johnson hair care products include brand names such as Gentle Treatment, UltraSheen, Precise, Bantu and AfroSheen. Its cosmetics are sold under the Posner name. Also included in the acquisition was the Dermablend corrective cosmetics line, which the Company intends to divest immediately. The acquisition was completed on July 14, 1998 and was accounted for as a purchase. The purchase price, including the Dermablend line, was approximately $85.0 million with $35.0 million paid in cash. The Company entered into a Credit Agreement with Ivax Corporation for the remaining $50.0 million purchase price. The short-term loan provided by Ivax matures on November 30, 1998 and bears interest at 9.0% per annum, payable monthly. Any overdue principal and interest bear interest at 12.0% per annum and are payable upon demand. The Company intends to repay the note with a portion of the proceeds from the divestitures of the Dermablend and Cutex brands.

         In conjunction with the Credit Agreement, the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company will recognize an extraordinary loss of $0.9 million (net of tax, or $0.06 per share) for the write-off of $1.6 million of debt financing costs related to this credit facility.


Special Items

     During the quarter ended June 30, 1998, the Company recorded one-time pretax charges of $15.1 million ($8.7 million net of tax) as well as a one-time pretax gain of $49.1 million ($28.1 million net of tax).

         The one-time charges related primarily to the restructuring of management and product lines at the Company's Savannah operation. The Company revised its key management team, including the termination of several senior managers and the addition of Gregory J. Andrews as Chief Executive Officer, and announced a new strategic focus on its core business, the worldwide ethnic hair care market. In connection with this new focus and the Johnson acquisition, all of the combined products, brands and facilities were reviewed for optimum use. Items identified as non-strategic or redundant were written down.

         Of the pretax charges, $6.6 million was recorded as cost of goods sold for obsolete or excess inventory and the elimination of over 100 stock keeping units (SKUs), $3.7 million was recorded as general and administrative expenses and $4.8 million was recorded as restructuring charges. The general and administrative expenses included $1.5 million related to the management restructuring, $0.2 million for the write-down of fixed assets and $2.0 million for additional reserves against accounts receivable for customer deductions. Restructuring charges included $1.7 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other charges.

     The one-time pretax gain of $49.1 million ($28.1 million net of tax) related to the sale of 29.1 million shares of Carson South Africa, the shares of which are traded on the Johannesburg Stock Exchange. This sale generated net cash proceeds of $55.2 million and resulted in an increase in minority interest of $6.0 million. Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received net cash proceeds of $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded in paid in capital. The transaction also increased minority interest by $7.6 million. As a result of these combined sales, the Company currently owns approximately 53.2% of the stock of Carson South Africa.


Results of Operations

Quarter  Ended June 30, 1998 Compared to Quarter Ended June 30, 1997

Net Sales. Consolidated net sales for the quarter ended June 30, 1998 of $29.2 million decreased $1.1 million, or 3.53%, from the quarter ended June 30, 1997. This decrease is summarized as follows (dollars are in thousands):



                                       Quarter Ended   Quarter Ended
                                       June 30, 1998  June 30,  1997  % Change
                                     --------------- --------------- ---------
Domestic core                                $10,413         $18,245      (42.9)
Cutex                                          6,279           4,762       31.9
Salon Professional and Cosmetics                 376              32     1075.0
                                     --------------- --------------- ---------
   Total Domestic                             17,068          23,039      (25.9)
                                     --------------- --------------- ---------
South Africa                                   9,347           4,824       93.6
Other International, including U.S.
export                                         2,759           2,371       16.4
                                     --------------- --------------- ---------
   Total International                        12,106           7,195       68.2
                                     --------------- --------------- ---------
   Consolidated                              $29,174         $30,234       (3.5)
                                     =============== =============== =========







     Sales of the Company's domestic core business, ethnic hair care products, amounted to $10.4 million in the quarter ended June 30, 1998, a decrease of $7.8 million, or 42.9%, compared to the quarter ended June 30, 1997. This decrease is the result of several factors, including unusually high sales in the second quarter of 1997, continuation of the approximately year long softness in the Company's domestic core sales and overall softness in the domestic ethnic hair care industry. Sales for the quarter ended June 30, 1997 were unusually high due to special quarter-end promotions which boosted sales for that quarter and to customer buy-ins in advance of an announced price increase. The Company no longer offers such quarter-end promotions. To address the downward trend in the Company's domestic core sales, the management restructuring changes previously discussed were undertaken. In addition, the Company is revising certain sales, distribution and marketing practices to better meet customer and distributor needs and stimulate interest at the consumer level, thereby increasing demand for and sales of hair care products.

     Net sales of Cutex increased significantly from the prior year second quarter. Cutex was purchased in April of 1997 and was not included in the Company's results of operations for the entire quarter ended June 30, 1997. Cutex product shipments for the quarter ended June 30, 1998 were actually higher than the reported net sales indicate due to unusually high levels of returned product in the second quarter of 1998. Introduction of the new Ultra line of nail polishes in April 1998 resulted in high returns of old product which it replaced.

     International sales continued to grow significantly from the prior year. International net sales were $12.1 million in the quarter ended June 30, 1998, an increase of $4.9 million, or 68.2 %, compared to the quarter ended June 30, 1997. Most of the growth was in Africa, but gains were also made in Europe and South America, while sales to the Caribbean were down.

Gross Profit. Gross profit was $8.1 million for the quarter ended June 30, 1998 compared to $16.2 million for the quarter ended June 30, 1997. Excluding the $6.6 million of special charges included in cost of sales, gross profit decreased to $14.7 million in the quarter ended June 30, 1998 from $16.2 million in the quarter ended June 30, 1997, and gross margin decreased to 50.3% for the quarter ended June 30, 1998 from 53.7% for the same quarter in 1997. This decrease in gross margin was due primarily to decreased production volumes and partly to geographic and product shifts in the sales mix. Production volume was curtailed to reduce inventories which had risen to levels in excess of current needs. Inventories were built up at the end of the prior fiscal year due to manufacturing inefficiencies which necessitated carrying higher inventory levels to meet customer needs. Inventories were further built up in the first part of fiscal 1998 to meet sales forecasts which proved to be too high. To lower inventory levels, the plant was shut down for two weeks and operated only four days for several more weeks during the quarter ended June 30, 1998. This action resulted in unabsorbed overhead in production which adversely impacted gross margin.

     Gross margin was lowered as Carson South Africa's net sales grew as a percentage of consolidated net sales. Sales in Africa typically provide a lower gross margin than domestic sales. However, marketing and selling expenses are also lower on these international sales, and the operating margin on these sales is typically higher than on domestic sales.

     Gross margin was also negatively impacted during the quarter by the high returns of Cutex product discussed above.

Marketing and Selling Expenses. Marketing and selling expenses increased to $8.8 million in the quarter ended June 30, 1998 from $6.6 million in the quarter ended June 30, 1997, an increase of 34.7%. This increase was primarily due to the additions of Cutex, Let's Jam and Dark & Lovely Cosmetics as well as expanded marketing to support Carson South Africa sales. As a percentage of net sales, these expenses increased to 30.3% during this period from 21.7% during the comparable period in 1997.

General and Administrative Expense. General and administrative expenses were $10.0 million for the quarter ended June 30, 1998 compared to $4.4 million for the quarter ended June 30, 1997. Excluding the $3.7 million of special charges included in general and administrative expenses, general and administrative expenses increased to $6.3 million in the quarter ended June 30, 1998 from $4.4 million in the quarter ended June 30, 1997, an increase of 42.8%. As a percentage of net sales, general and administrative expenses increased to 21.6% during this period from 14.6% during the comparable period in 1997. This increase was primarily due to higher spending at Carson South Africa to support the subsidiary's growth combined with increased professional fees and higher warehouse costs associated with high domestic inventory levels.

Restructuring. As discussed above, restructuring charges included $1.7 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other miscellaneous charges.

Operating Income. As a result of the above changes, operating income decreased to a loss of $15.6 million in the quarter ended June 30, 1998 from income of $5.3 million in the quarter ended June 30, 1997. Excluding the special charges, operating income decreased to a loss of $0.5 million in the quarter ended June 30, 1998 from income of $5.3 million in the quarter ended June 30, 1997.

Interest Expense. Interest expense increased significantly to $3.0 million in the quarter ended June 30, 1998 from $1.5 million in the quarter ended June 30, 1997. The increased interest expense was the result of additional debt incurred in 1997 to finance acquisitions, which was subsequently refinanced with the proceeds from the sale of $100 million aggregate principal amount of 10-year 10 3/8 % Senior Subordinated Notes.

Gain on Sale of Subsidiary Stock.    As discussed above, this gain resulted from
the sale of 29.1 million shares of Carson South Africa.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to expense of $0.6 million in the quarter ended June 30, 1998 from expense of $0.2 million in the quarter ended June 30, 1997. This increase is due to higher earnings of Carson South Africa in the current year quarter over the prior year quarter and also to the higher minority ownership percentage resulting from the sales of subsidiary stock.

Other Income. Other income increased to $1.2 million for the quarter ended June 30, 1998 from $0.4 million for the same quarter of 1997 primarily due to interest income on cash balances in the United States and South Africa which were generated by the sale of subsidiary stock.

Provision for Taxes. The provision for taxes increased to $13.4 million, based on an effective rate of 43.0%, in the quarter ended June 30, 1998 from $1.7 million, based on an effective rate of 42.3%, in the quarter ended June 30, 1997. Excluding the special charges and gain, the provision for taxes decreased to a benefit of $1.2 million, based on an effective rate of 40.0%, in the quarter ended June 30, 1998. This effective tax rate has decreased from 1997 due to the larger impact of the earnings of Carson South Africa, which are taxed at lower rates than the earnings in the United States.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Consolidated net sales for the six months ended June 30, 1998 of $61.0 million increased $12.8 million, or 26.6%, over the six months ended June 30, 1997. This increase is summarized as follows (dollars are in thousands):



                                   Six Months Ended  Six Months Ended
                                      June 30, 1998    June 30,  1997 % Change
                                   ----------------  ---------------- ----------
Domestic core                               $24,893           $30,105     (17.3)
Cutex                                        11,760             4,762     147.0
Salon Professional and Cosmetics              1,068                32    3237.5
                                   ----------------  ---------------- ----------
   Total Domestic                            37,721            34,899       8.1
                                   ----------------  ---------------- ----------
South Africa                                 17,148             7,391     131.9
Other International                           6,102             5,876       3.9
                                   ----------------  ---------------- ----------
   Total International                       23,250            13,267      75.2
                                   ----------------  ---------------- ----------
   Consolidated                             $60,971           $48,166      26.6
                                   ================  ================ ==========






     Sales of the Company's domestic core business, ethnic hair care products, amounted to $24.9 million in the six months ended June 30, 1998, a decrease of $5.2 million, or 17.3%, compared to the six months ended June 30, 1997. This decrease is the result of several factors, including unusually high sales in the second quarter of 1997, continuation of the approximately year long softness in the Company's domestic core sales and overall softness in the domestic ethnic hair care industry. Sales for the six months ended June 30, 1997 were unusually high due to special quarter-end promotions and customer buy-ins in advance of an announced price increase at the end of the second quarter of 1997 which boosted sales for that quarter and the six months ended June 30, 1998. As discussed previously, a management restructuring was undertaken to address the downward trend in the Company's domestic core sales. In addition, the Company is revising certain sales, distribution and marketing practices to better meet customer and distributor needs and stimulate interest at the consumer level, thereby increasing demand for and sales of hair care products. Sales were also impacted by industry factors, including the effects of drug chain consolidation. Drugstores represent the largest source of retail sales for the domestic core business.

     Net sales of Cutex increased significantly from the prior year six months. The brand was purchased in April of 1997 and therefore was not included in the Company's results of operations for the entire six months ended June 30, 1997.

     International sales continued to grow significantly from the prior year. International net sales were $23.2 million in the six months ended June 30, 1998, an increase of $10.0 million, or 75.2 %, compared to the six months ended June 30, 1997. Most of the growth was in Africa, but gains were also made in Europe and South America, while sales to the Caribbean were down.

Gross Profit. Gross profit was $24.5 million for the six months ended June 30, 1998 compared to $26.3 million for the six months ended June 30, 1997. Excluding the $6.6 million of special charges included in cost of sales, gross profit increased to $31.1 million in the six months ended June 30, 1998 from $26.3 million in the six months ended June 30, 1997, and gross margin decreased to 51.0% for the six months ended June 30, 1998 from 54.6% for the same six months in 1997. This decrease in gross margin was due primarily to decreased production volumes and partly to geographic and product shifts in the sales mix. Production volume was curtailed in the second quarter of 1998 to reduce inventories which had risen to levels in excess of current needs. Inventories were built up at the end of the prior fiscal year due to manufacturing inefficiencies which necessitated carrying higher inventory levels to meet customer needs. Inventories were further built up in the first part of fiscal 1998 to meet sales forecasts which proved to be too high. To lower inventory levels, the plant was shut down for two weeks and run only four days for several more weeks during the second quarter of 1998. This action resulted in unabsorbed overhead in production which adversely impacted gross margin.

     Gross margin was lowered as Carson South Africa's net sales grew as a percentage of consolidated net sales. Sales in Africa typically provide a lower gross margin than domestic sales. However, marketing and selling expenses are also lower on these international sales, and the operating margin on these sales is typically higher than on domestic sales.

     Gross margin was also negatively impacted during the six months ended June 30, 1998 by high returns of old Cutex product in response to introduction of the new Ultra line of nail polish and by increased sales of Let's Jam products, which generated a relatively low gross margin, primarily due to high packaging costs and the fact that the products are outsourced. Management is working on packaging changes, evaluating pricing changes and considering in-house manufacturing to bring these products more in line with the Company's normal gross margin. There can be no assurance, however, that the Company will achieve a higher gross margin.

Marketing and Selling Expenses. Marketing and selling expenses increased to $17.5 million in the six months ended June 30, 1998 from $12.3 million in the six months ended June 30, 1997, an increase of 42.7%. This increase was primarily due to the additions of Cutex, Let's Jam and Dark & Lovely Cosmetics as well as expanded marketing to support Carson South Africa sales. As a percentage of net sales, these expenses increased to 28.7% during this period from 25.5% during the comparable period in 1997.

General and Administrative Expense. General and administrative expenses were $16.0 million for the six months ended June 30, 1998 compared to $7.1 million for the six months ended June 30, 1997. Excluding the $3.7 million of special charges included in general and administrative expenses, these expenses increased to $12.3 million in the six months ended June 30, 1998 from $7.1 million in the six months ended June 30, 1997, an increase of 71.5%. As a percentage of net sales, general and administrative expenses increased to 20.1% during this period from 14.8% during the comparable period in 1997. This increase was due in part to increased personnel, professional and miscellaneous expenses associated with enhancement of infrastructure needed to support the Company's anticipated growth, combined with higher amortization of intangibles related to acquisitions and higher warehouse costs related to high inventory levels.

Restructuring. As discussed above, restructuring charges included $1.7 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other miscellaneous charges.

Operating Income. As a result of the above changes, operating income decreased to a loss of $13.8 million in the six months ended June 30, 1998 from income of $6.9 million in the six months ended June 30, 1997. Excluding the special charges of $15.1 million, operating income decreased to income of $1.3 million in the six months ended June 30, 1998 from income of $6.9 million in the six months ended June 30, 1997.

Interest Expense.     Interest expense increased significantly  to  $5.8 million in the six months ended June 30, 1998 from

$2.1 million in the six months ended June 30, 1997. The increased interest expense was the result of additional debt incurred in 1997 to finance acquisitions, which was subsequently refinanced with the proceeds from the sale of $100 million aggregate principal amount of 10-year 10 3/8 % Senior Subordinated Notes.

Gain on Sale of Subsidiary Stock.    As discussed above, this gain resulted from
the sale of 29.1 million shares of Carson South Africa.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to expense of $0.9 million in the six months ended June 30, 1998 from expense of $0.3 million in the six months ended June 30, 1997. This increase was due to higher earnings of Carson South Africa in the current year six months over the prior year six months and also to the higher minority ownership percentage resulting from the sales of subsidiary stock.

Other Income. Other income increased to $1.7 million for the six months ended June 30, 1998 from $0.7 million for the same six months of 1997 primarily due to interest income on cash balances in the United States and South Africa which were generated by the sale of subsidiary stock.

Provision for Taxes. The provision for taxes increased to $13.0 million, based on an effective rate of 43.0%, in the six months ended June 30, 1998 from $2.2 million, based on an effective rate of 42.7%, in the six months ended June 30, 1997. Excluding the special charges and gain, the provision for taxes decreased to a benefit of $1.5 million, based on an effective rate of 40.0%, in the six months ended June 30, 1998. This effective tax rate has decreased from 1997 due to the larger impact of the earnings of Carson South Africa, which are taxed at lower rates than the earnings in the United States.



Liquidity and Capital Resources

     In the six months ended June 30, 1998, net cash used in operations was $6.4 million. Excluding the gain on sale of subsidiary stock, the non-cash special charges and the taxes related to these, net cash used in operations was $6.1 million. This cash was used primarily for increased inventory levels, including a $3.6 million increase at Carson South Africa and a $3.5 million increase in Cutex inventories.

     Net cash used in investing activities for the six months ended June 30,1998 consisted of capital expenditures of $4.9 million.

     Net cash provided by financing activities for the six months ended June 30, 1998 totaled $65.6 million. Cash inflows included $55.2 million received domestically from the sale of Carson Holdings stock by the Company and $19.2 million received in South Africa for the issuance of new shares of Carson Holdings stock. Significant financing cash outflows included the scheduled payment of $5.4 million for the purchase of A&J Cosmetics and a net $3.0 million reduction in the Company's outstanding revolver balance.

     The cash balance was also adversely impacted by the significant devaluation of the South African Rand during the second quarter of 1998. The Rand devalued approximately 20.0%, from 4.9970 Rand per dollar at March 31, 1998 to 5.9950 Rand per dollar at June 30, 1998. Due to this devaluation, the cash balances held in South Africa fell $3.9 million when converted to U.S. dollars. During the prior year, no such significant devaluation of the Rand occurred.

     The Company believes that cash flow from operating activities, existing cash balances and anticipated proceeds from the planned divestitures of the Cutex and Dermablend brands will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the immediate future. A portion of the anticipated proceeds from the business divestitures is expected to be used to repay the short-term note issued by Ivax to finance the purchase of Johnson Products in July 1998. If the Ivax note is not repaid by November 30, 1998, principal and interest will be payable on demand and will bear interest at 12% per annum. As discussed previously, the Company's revolving credit facility with Credit Indosuez Agricole was terminated during July 1998. A new revolving credit facility is currently being negotiated with a major bank.

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

To replace the current systems and provide year 2000 compliance, management has selected a single vendor, integrated business software package. The cost of conversion to the new system is estimated to be approximately $1.0 million. The new system is expected to be functional by the end of the second quarter of 1999.

In the unlikely event that implementation of the selected software package fails, the Company would immediately begin working with another software vendor to achieve year 2000 compliance as quickly as possible. The risk associated with not having systems that are compliant by the year 2000 is that the Company would have to implement manual procedures which would lead to a reduction in efficiency. The Company could continue to operate, but at a reduced level of productivity.

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

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders of Carson, Inc., held on May 8, 1998, the following directors were elected to three- year terms expiring in 2001: Joyce M. Roche, Abbey J. Butler and Melvin J. Estrin. Other directors whose terms of office continued after the meeting included: Dr. Roy Keith, Lawrence E. Bathgate, II, Suzanne de Passe, James L. Hudson, Jack F. Kemp, John L. Sabre, Dennis E. Smith and Vincent A. Wasik. In connection with the management restructuring, Dennis E. Smith, formerly Executive Vice President of Sales, resigned from the board of directors in June 1998. The appointment of Deloitte & Touche LLP as independent auditors for 1998 was also ratified at the annual meeting.

Results of the annual meeting votes were as follows:


                                                                                      Against
                                                                                         or
                                                                     For              Withheld          Abstentions
                                                              ------------------ ------------------  ------------------
(1) To elect directors to three-year terms expiring in 2001:
      Joyce M. Roche                                              71,802,372           1,100                -0-
      Abbey J. Butler                                             71,802,872             600                -0-
      Melvin J. Estrin                                            71,803,472             600                -0-
(2) To ratify the appointment of Deloitte & Touche LLP
     as the Company's independent auditors for 1998               71,783,367          14,555              5,550


Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --

     10.52  Employment Agreement dated as of July 1,1998 between Carson Products
            Company and Gregory J. Andrews
     10.53  Employment Agreement dated as of June 8,1998 between Carson Products
            Company and Aurelia Waldon
     27     Financial data schedule.


(b)    Reports on Form 8-K --


On June 17, 1998, the Company filed a Form 8-K announcing a restructuring of its senior management team. The Company also announced the sale of stock of its South African subsidiary and plans to divest its Cutex nail polish and nail polish remover business.

On July 29, 1998, the Company filed a Form 8-K announcing that it had completed the acquisition of Johnson Products Co., Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.



/s/  Gregory J. Andrews                                Date: August 14, 1998
-----------------------
Gregory J. Andrews
Chief Executive Officer



/s/   Robert W. Pierce                                 Date: August 14, 1998
----------------------
Robert W. Pierce
Executive Vice President, Chief Financial
Officer and Secretary (Principal Financial Officer)