Form 10-Q
period 1998-09-30
CARSON INC
filed 1998-11-16
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                    Act of 1934

              For the transition period from _______ to _______

                         Commission file number 1-12271



                                  CARSON, INC.



             (Exact name of registrant as specified in its charter)


                               DELAWARE 06-1428605
(State or  other jurisdiction  of incorporation (I.R.S.  Employer Identification or organization)Number)


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


At November 1, 1998, 5,000,170 shares of the registrant's Class A Common Stock, par value $0.01 per share, 1,859,677 shares of the registrant's Class B Common Stock, par value $0.01 per share, and 8,127,937 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                              Page

         Item 1.

         Condensed Consolidated Balance Sheets
         September 30, 1998 and December 31, 1997............................  3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 1998 and 1997......  4

         Condensed Consolidated Statements of Cash Flow
         Nine Months Ended September 30, 1998 and 1997........................ 5

         Notes to Condensed Consolidated Financial Statements.............. 6-14

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 15-22


Part II. Other Information....................................................23
         Item 6.

         (a) Exhibits ........................................................23

         (b) Reports on Form 8-K..............................................23

         Signatures...........................................................24

                                 CARSON, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                (In thousands)

                                                                                 September 30,            December 31,
                                            ASSETS                                   1998                       1997
                                                                                 (Unaudited)
                                                                                 -------------            ------------
CURRENT ASSETS:
       Cash and cash equivalents                                                 $   21,509               $  14,043
       Accounts receivable (less allowance for doubtful accounts
          and returns of $11,651 and $3,881 at September 30, 1998
       and December 31, 1997, respectively)                                          35,907                  28,148
       Inventories, net                                                              31,704                  24,861
       Other current assets                                                           4,048                     832
                                                                                 -------------           -------------
              Total current assets                                                   93,168                  67,884

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                       34,282                  22,202

INVESTMENT IN AM COSMETICS                                                               --                   3,587

INTANGIBLES, net                                                                    167,236                 100,385

OTHER ASSETS                                                                          6,176                   7,366
                                                                                 -------------           -------------
                      TOTAL ASSETS                                               $  300,862              $  201,424
                                                                                 =============           =============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Notes payable                                                             $   50,000              $       --
       Accounts payable                                                              12,168                   8,567
       Due for A&J Cosmetics                                                          3,275                   5,416
       Accrued expenses                                                              19,847                   7,413
       Income taxes payable                                                          10,940                   1,544
                                                                                 -------------           -------------
            Total current liabilities                                                96,230                  22,940

LONG-TERM DEBT                                                                      100,377                 103,623

DUE FOR A&J COSMETICS                                                                   --                    4,088

DEFERRED INCOME TAXES AND OTHER LIABILITIES                                           1,655                   1,742

MINORITY INTEREST IN SUBSIDIARY                                                      19,547                   7,500

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 10,000,000 shares authorized,
         none outstanding                                                                --                      --
       Common stock:
               Class A, voting, $.01 par value, 150,000,000 shares authorized,
                    5,042,384 and 5,033,248 shares issued as of September 30,
                    1998 and December 31, 1997, respectively                             50                      50
               Class B, nonvoting, $.01 par value, 2,000,000 shares authorized
                    and 1,859,677 shares issued and outstanding                          19                      19
               Class C, voting, $.01 par value, 13,000,000 shares authorized
                    and 8,127,937 shares issued and outstanding                          81                      81

       Paid-in capital                                                               80,650                  69,022
       Retained earnings (accumulated deficit)                                        9,607                  (4,011)
       Accumulated other comprehensive losses                                        (6,301)                 (2,170)
       Note receivable from employee shareholders, net of discount                     (716)                 (1,353)
       Treasury stock, Class A common stock, 42,214 shares at September 30, 1998
               and 13,245 shares at December 31, 1997, respectively                    (337)                   (107)
                                                                                 -------------           -------------
            Total stockholders' equity                                               83,053                  61,531

                                                                                 -------------           -------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  300,862              $  201,424
                                                                                 =============           =============

     See notes to condensed consolidated financial statements.

                                 CARSON, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (In thousands, except per share data)

                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                                 1998                1997                1998                 1997
                                                              ----------          ----------          ----------          ----------
Net sales                                                     $  44,563           $  29,625           $ 105,534           $  77,791
Cost of goods sold                                               21,983              13,555              58,436              35,431
                                                              ----------          ----------          ----------          ----------
Gross profit                                                     22,580              16,070              47,098              42,360

Expenses:
     Marketing and selling                                       12,708               7,325              30,225              19,602
     General and administrative                                   6,428               4,544              22,404              11,691
     Restructuring charges                                          914                  --               5,751                  --
                                                              ----------          ----------          ----------          ----------
                                                                 20,050              11,869              58,380              31,293
                                                              ----------          ----------          ----------          ----------

Operating income (loss)                                           2,530               4,201             (11,282)             11,067

Interest expense                                                 (3,786)             (1,809)             (9,633)             (3,924)
Gain on sale of subsidiary stock                                     --                  --              49,140                  --
Loss on write-off of investment                                  (3,768)                 --              (3,768)                 --
Other income, net                                                 1,057                 400               2,761               1,116
                                                              ----------          ----------          ----------          ----------
(Loss) income before income taxes, minority interest
  and extraordinary item                                         (3,967)              2,792              27,218               8,259

Benefit from (provision for) income taxes                         2,011              (1,113)            (11,015)             (3,310)
                                                              ----------          ----------          ----------          ----------
(Loss) income before minority interest and extraordinary item    (1,956)              1,679              16,203               4,949

Minority interest in earnings of subsidiary                        (708)               (186)             (1,652)               (508)
                                                              ----------          ----------          ----------          ----------
(Loss) income before extraordinary item                          (2,664)              1,493              14,551               4,441

Extraordinary item, net of tax benefit                             (933)                 --                (933)                 --
                                                              ----------          ----------          ----------          ----------
Net (loss) income                                             $  (3,597)          $   1,493           $  13,618           $   4,441
                                                              ==========          ==========          ==========          ==========

Basic and diluted net (loss) income  per common share:
     Before extraordinary item                                $   (0.18)          $     0.10          $    0.97           $    0.30
     Extraordinary item, net of tax benefit                       (0.06)                  --              (0.06)                 --
                                                              ----------          ----------          ----------          ----------
     Net (loss) income                                        $   (0.24)          $     0.10          $    0.91           $    0.30
                                                              ==========          ==========          ==========          ==========

Weighted average common shares outstanding                       14,988              15,021              14,990              15,005
                                                              ==========          ==========          ==========          ==========

   See notes to condensed consolidated financial statements.

                                CARSON, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                               (In thousands)

                                                                          Nine Months Ended September 30,
                                                                             1998                   1997
                                                                       ================       ================

OPERATING ACTIVITIES:
     Net income                                                        $    13,618            $     4,441
     Adjustments to reconcile net income to
       net cash used in operating activities:
            Gain on sale of subsidiary stock                               (49,140)                    --
            Non-cash special charges                                        14,695                     --
            Depreciation and amortization                                    4,776                  2,686
            Provision for doubtful accounts                                    634                    287
            Extraordinary item, net of tax benefit                             933                     --
            Loss on write-off of investment                                  3,768                     --
            Other, net                                                       2,251                   (952)
            Changes in operating assets and liabilities,
              net of acquisitions in 1997:
                   Accounts receivable                                      (3,956)               (10,317)
                   Inventories                                              (5,396)                (5,897)
                   Other current assets                                     (3,171)                (1,547)
                   Accounts payable                                         (3,058)                   261
                   Accrued liabilities                                       2,350                  2,577
                   Income taxes payable                                     10,385                  1,501
                                                                       ----------------       ----------------
                        Total adjustments                                  (24,929)               (11,401)
                                                                       ----------------       ----------------
            Net cash used in operating activities                           (11,311)               (6,960)
                                                                       ----------------       ----------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                             (8,242)                (5,108)
     Acquisitions of business assets, net of cash acquired                 (35,000)               (49,406)
                                                                       ----------------       ----------------
            Net cash used in investing activities                          (43,242)               (54,514)
                                                                       ----------------       ----------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                      9,500                 62,979
     Principal payments on long-term debt                                  (12,633)                (2,162)
     Payment on A&J Cosmetics payable                                       (5,416)                    --
     Proceeds from equity rights offering                                       --                  1,525
     Proceeds from sale of subsidiary stock                                 74,450                     --
     Other, net                                                               (197)                   (72)
                                                                       ----------------       ----------------
            Net cash provided by financing activities                       65,704                 62,270
                                                                       ----------------       ----------------

EFFECT OF EXCHANGE RATE CHANGES                                             (3,685)                    --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    7,466                    796
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            14,043                  4,191
                                                                       ----------------       ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    21,509            $     4,987
                                                                       ================       ================

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


2.  Acquisition

    On July 14, 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"), a Florida corporation. Johnson Products is a major manufacturer of personal care products for the ethnic market. The purchase price approximated $85.0 million with $35.0 million paid in cash. The Company entered into a Credit Agreement with IVAX Corporation, d/b/a IVX Bioscience, Inc., for the remaining $50.0 million purchase price. The senior secured term loan provided by IVAX and subsequently assigned to other lenders matures on December 15, 1998 and bears interest at 9.0% per annum, payable monthly. Any overdue principal and interest bear interest at 12.0% per annum and are payable upon demand.

      In conjunction with the IVAX Credit Agreement, the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company recognized an extraordinary loss of $0.9 million (net of tax, or $0.06 per basic and diluted share) for the write-off of $1.6 million of debt financing costs related to this credit facility.

         The acquisition is being accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's condensed consolidated financial statements since the date of acquisition. The acquisition costs of the assets and liabilities acquired are as follows (in thousands):

Accounts receivable, net of reserves of $5,952...........................$ 7,890
Inventories, net  .......................................................  8,813
Other current assets.....................................................     63
Property, plant & equipment.............................................. 10,135
Goodwill          ....................................................... 71,853
Other assets      .......................................................    517
Assets acquired   ....................................................... 99,271
Accounts payable ........................................................(6,830)
Accrued expenses.........................................................(7,441)
         Purchase price..................................................$85,000

          The fair market value of property, plant and equipment was determined by independent appraisal. The carrying values of other assets and liabilities have been estimated to approximate fair market value. Final allocations will be made on the basis of continuing valuations giving effect to economic and market factors. Accordingly, the purchase price allocation is currently preliminary. Any purchase price adjustments will be made within one year from the acquisition date and are not expected to be material to the financial statements taken as a whole.

         Immediately prior to the Company's acquisition of Johnson Products, Johnson Products sold one of its subsidiaries, Flori Roberts, Inc., to an outside third party. The Dermablend line of corrective cosmetics(part of the Flori Roberts business) was purchased by the Company at the time of the Johnson Products acquisition, but management intends to sell this business within one year from such acquisition. Until the sale occurs, the assets and liabilities related to Dermablend are included in the consolidated balance sheet. However, since Dermablend was purchased with the intent to be sold within a year, the results of operations related to Dermablend are excluded from the Company's consolidated statement of operations.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the results of the Johnson Products acquisition as if the acquisition had occurred as of the beginning of each period presented. The results of operations related to Flori Roberts, Inc., and Dermablend have been excluded from the pro forma statements of operations.

(Dollars in thousands except per share amounts)
                                                            Nine Months Ended
                                                              September 30,
                                                          ----------------------
                                                             1998        1997
                                                          ----------  ----------
        Net sales                                          $132,293    $115,180
        Income before extraordinary item                     15,213       4,657
        Net income                                           14,280       4,657
        Basic and diluted income per share before              1.01        0.31
        extraordinary item
        Basic and diluted net income per share                $0.95       $0.31

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional goodwill amortization, additional depreciation and additional interest expense on acquisition debt, among others. These unaudited pro forma results are not necessarily indicative of what the actual results of operations might have been if the Johnson Products acquisition had been in effect as of the beginning of each period presented, or of future results of operations of the consolidated Company. For additional information on the assumptions used in preparing the pro forma results, refer to to the Company's Form 8-K/A filed on September 28,1998.

3.  Special and Non-recurring Charges

         During the quarter ended June 30, 1998, the Company recorded charges of $15.1 million ($8.7 million net of tax) related primarily to the restructuring of product lines and management at the Company's Savannah operation.

         During the quarter ended September 30 ,1998, the Company recorded additional pretax charges of $0.9 million ($0.5 million net of tax) related to the restructuring and a pretax charge of $3.8 million ($2.2 million net of tax) for the write-off of an investment in the preferred stock of related party.

          During the nine months ended September 30, 1998, the Company recorded pre-tax charges of $19.8 million(11.4 million net of tax). Such special and non-recurring charges by category of expenditure were as follows:



                                                        Included In

                                 Cost of Goods        General and      Restructuring    Loss on Write-off
                                     Sold           Administrative        Charges         of Investment          Total
                               ------------------ ------------------ ------------------ ------------------ ------------------
Inventories                           $6.6                                                                        $6.6
Management restructuring                                $1.5 *             $2.6 *                                  4.1
Fixed assets                                             0.2 *              2.9                                    3.1
Other                                                    2.0                0.2 *              $3.8                6.0
                               ------------------ ------------------ ------------------ ------------------ ------------------
                                      $6.6              $3.7               $5.7                $3.8              $19.8
                               ================== ================== ================== ================== ==================

         The inventory charge related primarily to write-down of inventory which was determined to be non-strategic and to reserves for obsolete inventory and inventory in excess of usage plans. The management restructuring charges included employee severance costs and expenses related to the hiring of the Company's new chief executive officer. The fixed assets charges related primarily to fixed assets which will be disposed of in connection with the restructuring of product lines. The other charges included $2.0 million of additional reserves against accounts receivable for customer deductions and $3.8 million for the write-off of a preferred stock investment in AM Cosmetics (a related company which provides contract manufacturing services to the Company) which management has determined to be unrealizable.

         Of the $19.8 million of special charges recorded in the nine months ended September 30,1998, a total of $5.4 million (those denoted by "*" above) were recorded as accrued liabilities. Cash payments for these expenses totaled approximately $2.9 million resulting in a liability balance at September 30, 1998 of $2.5 million.


4.   Sale of Subsidiary Stock

         During the three months ended June 30, 1998, the Company recorded a one-time pretax gain of $49.1 million ($28.1 million net of tax) related to its sale of 29.1 million shares of its South African subsidiary, Carson Holdings Limited ("Carson South Africa"), the shares of which are traded on the Johannesburg Stock Exchange. This sale generated cash proceeds of $55.2 million and resulted in an increase in minority interest of $6.0 million which represents the Company's cost basis in the shares sold.

         Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received cash proceeds of $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded as paid in capital. The transaction also increased minority interest by $7.6 million.

         As a result of these combined sales and certain other transactions, as of November 1, 1998 the Company owned approximately 52.8% of the stock of Carson South Africa.


5.    Inventories

Inventories are summarized as follows (in thousands):


                                 September 30, 1998        December 31, 1997
                              -----------------------  -------------------------
Raw materials                          $11,459                   $10,873
Work-in-process                          1,805                     1,651
Finished goods                          18,440                    12,337
                              ------------------------  ------------------------
                                       $31,704                   $24,861
                              ========================  ========================

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

The components of comprehensive income (loss) were as follows (in thousands):


                                           Three Months    Three Months     Nine Months     Nine Months
                                                  Ended           Ended           Ended           Ended
                                          September 30,   September 30,   September 30,   September 30,
                                                   1998            1997            1998            1997
                                         --------------- --------------- --------------- ---------------
Net income (loss)                               $(3,597)         $1,493         $13,618          $4,441
Other comprehensive (loss)
income:
  Change in equity due to foreign
  currency translation adjustments                  144            (788)         (4,131)           (164)
                                         --------------- --------------- --------------- ---------------
Comprehensive income (loss)                     $(3,453)           $705          $9,487          $4,277
                                         =============== =============== =============== ===============


The loss in equity due to foreign currency translation adjustments during the nine months ended September 30, 1998, was due to the significant devaluation of the South African Rand during the second quarter of 1998. The Rand devalued approximately 20.0%, from 4.9970 Rand per dollar at March 31, 1998 to 5.9950 Rand per dollar at June 30, 1998. At September 30, 1998, the conversion was
5.9800 Rand per dollar. During the prior year, no such significant fluctuation of the Rand occurred.

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

7.   Consolidating Financial Information of Carson, Inc.

         The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of Carson, Inc.'s 10 3/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are guaranteed on a senior subordinated basis by Carson Products Company and Johnson Products Company (the "subsidiary guarantors"). Carson Products Company is a direct wholly-owned subsdidiary of Carson, Inc. Johnson Products Company is an indirect wholly-owned subsidiary of Carson, Inc., which was purchased by Carson Products Company in 1998. The following tables present condensed consolidating financial information for Carson, Inc., the subsidiary guarantors, the non-guarantor subsidiaries of Carson, Inc. (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of Carson, Inc. and its subsidiaries. Separate financial statements for the subsidiary guarantors are not included and the subsidiary guarantors are not filing separate reports under the Securities Exchange Act of 1934, as amended, because the subsidiary guarantors have fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the subsidiary guarantors are not deemed material to investors.

             Non-guarantor subsidiaries in 1998 include Carson Holdings Limited ("Carson South Africa") and Carson UK, Limited ("Carson UK"). Carson UK was incorporated in 1998 and is an indirect wholly-owned subsidiary of Carson, Inc. Carson South Africa, an indirect 52.8%-owned non-guarantor subsidiary of Carson, Inc., has three wholly-owned subsidiaries which are also non-guarantors: Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa (EPZ) Limited. Carson, Inc., also has two inactive subsidiaries (Fine Products Company and Carson Botswana (PTY Limited)), which are inconsequential to the Company on an individual and combined basis and separate financial information for those subsidiaries has not been included in these tables.

Carson, Inc.
Consolidating Balance Sheet as of September 30, 1998

                                                    Carson, Inc.    Subsidiary      Non-guarantor                   Consolidated
                                                      (parent)      guarantors      subsidiaries    Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cauivalents                            $       --      $     6,970     $    14,529     $        10     $    21,509
    Accounts receivable, net                                --           26,328           9,579              --          35,907
    Inventories, net                                        --           21,843           9,861              --          31,704
    Other current assets                                    --              524           3,524              --           4,048
Property, plant and equipment, net                          --           25,793           8,525             (36)         34,282
Intangible assets, net, and other assets                                165,636           7,776              --         173,412
Investment in subsidiary                                 83,053          41,206              --        (124,259)             --
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $    83,053     $   288,300     $    53,794     $  (124,285)   $    300,862

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $        --     $     9,666     $     2,502     $        --    $     12,168
    Other current liabilities                                --          77,989           6,068               5          84,062
Long-term debt                                               --         100,000             377              --         100,377
Other liabilities                                            --          21,092             110              --          21,202
Intercompany (receivables)/payables                          --          (3,500)          3,531             (31)             --
Common stock and paid in capital                         80,800          28,437          39,259         (67,696)         80,800
Other equity accounts                                    (7,354)        (14,509)         (8,831)         23,340          (7,354)
Retained earnings                                         9,607          69,125          10,778         (79,903)          9,607
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $    83,053     $   288,300     $    53,794    $   (124,285)   $    300,862






Carson, Inc.
Consolidating Balance Sheet as of December 31, 1997

                                                                    Carson
                                                                    Products
                                                                    Company
                                                    Carson, Inc.    (subsidiary     Non-guarantor                     Consolidated
                                                      (parent)      guarantor)      subsidiaries     Eliminations     Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
    Cash and cash equivalents                       $        --     $     2,614     $    11,420      $         9      $    14,043
    Accounts receivable, net                                 --          20,160           7,988               --           28,148
    Inventories, net                                         --          20,438           4,423               --           24,861
    Other current assets                                     --             730             102               --              832
Property, plant and equipment, net                           --          16,216           6,021              (35)          22,202
Intangible assets, net, and other assets                                101,576           9,762               --          111,338
Investment in subsidiary                                 61,531          24,518              --          (86,049)              --
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                        $    61,531     $   186,252     $    39,716      $   (86,075)    $    201,424

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $        --     $     7,625     $       942      $        --     $      8,567
    Other current liabilities                                --           6,047           8,321                5           14,373
Long-term debt                                               --         103,000             623               --          103,623
Other liabilities                                            --           9,087           4,243               --           13,330
Intercompany (receivables)/payables                          --          (1,038)          1,069              (31)              --
Common stock and paid in capital                         69,172          16,760          20,131          (36,891)          69,172
Other equity accounts                                    (3,630)         (3,678)         (1,526)           5,204           (3,630)
Retained earnings (accumulated deficit)                  (4,011)         48,449           5,913          (54,362)          (4,011)
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $    61,531     $   186,252     $    39,716      $   (86,075)    $    201,424

Carson, Inc.
Consolidating Statement of Operations for the Nine Months Ended September 30, 1998

                                                    Carson, Inc.    Subsidiary      Non-guarantor                    Consolidated
                                                      (parent)      guarantors      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $        --     $    75,172     $    30,362      $        --     $     105,534
Cost of goods sold                                           --          43,214          16,065             (843)           58,436
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                             --          31,958          14,297              843            47,098
Marketing and selling expenses                               --          24,727           5,498               --            30,225
General and administrative expenses                          --          18,767           3,637               --            22,404
Restructuring expenses                                       --           5,751              --               --             5,751
------------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                  --         (17,287)          5,162              843           (11,282)
Other income (expense)                                       --          37,718           1,625             (843)           38,500
Equity in subsidiary earnings (net of taxes)             13,618              --              --          (13,618)               --
------------------------------------------------------------------------------------------------------------------------------------
    Income before income taxes, minority
        interest and extraordinary item                  13,618          20,431           6,787          (13,618)           27,218
Provision for income taxes                                   --          (9,398)         (1,617)              --           (11,015)
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interest and
       extraordinary item                                13,618          11,033           5,170          (13,618)           16,203
Minority interest                                            --              --          (1,652)               --           (1,652)
------------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                         13,618          11,033           3,518          (13,618)           14,551
Extraordinary item, net of tax                               --            (933)             --                --             (933)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                          $    13,618     $    10,100     $     3,518      $   (13,618)    $      13,618




Carson, Inc.
Consolidating Statement of Operations for the Nine Months Ended September 30, 1997

                                                                    Carson
                                                                    Products
                                                                    Company
                                                    Carson, Inc.    (subsidiary     Non-guarantor                    Consolidated
                                                      (parent)      guarantor)      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $        --     $    66,162     $    12,947      $    (1,318)    $      77,791
Cost of goods sold                                           --          30,437           6,312           (1,318)           35,431
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                             --          35,725           6,635               --            42,360
Marketing and selling expenses                               --          16,861           2,741               --            19,602
General and administrative expenses                          --          10,340           1,351               --            11,691
------------------------------------------------------------------------------------------------------------------------------------
    Operating income                                         --           8,524           2,543               --            11,067
Other income (expense)                                       --          (3,172)            364               --            (2,808)
Equity in subsidiary earnings (net of taxes)              4,441              --              --           (4,441)               --
------------------------------------------------------------------------------------------------------------------------------------
    Income before minority interest and income taxes      4,441           5,352           2,907           (4,441)            8,259
Provision for income taxes                                   --          (2,569)           (741)              --            (3,310)
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                           4,441           2,783           2,166           (4,441)            4,949
Minority interest                                            --              --            (508)              --              (508)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                          $     4,441     $     2,783     $     1,658      $    (4,441)    $       4,441

Carson, Inc.
Consolidating Statement of Operations for the Three Months Ended September 30, 1998

                                                    Carson, Inc.    Subsidiary      Non-guarantor                    Consolidated
                                                      (parent)      guarantors      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $        --     $    34,464     $    10,099      $        --     $      44,563
Cost of goods sold                                           --          16,934           5,309             (260)           21,983
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                             --          17,530           4,790              260            22,580
Marketing and selling expenses                               --          10,871           1,837               --            12,708
General and administrative expenses                          --           5,249           1,179               --             6,428
Restructuring expenses                                       --             914              --               --               914
------------------------------------------------------------------------------------------------------------------------------------
    Operating income                                         --             496           1,774              260             2,530
Other income (expense)                                       --          (6,903)            666             (260)           (6,497)
Equity in subsidiary earnings (net of taxes)             (3,597)             --              --            3,597                --
------------------------------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes, minority
        interest and extraordinary item                  (3,597)         (6,407)          2,440            3,597            (3,967)
Provision for income taxes                                   --           2,531            (520)              --             2,011
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before minority interest and
       extraordinary item                                (3,597)         (3,876)          1,920            3,597            (1,956)
Minority interest                                            --              --            (708)              --              (708)
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary item                  (3,597)         (3,876)          1,212            3,597            (2,664)
Extraordinary item, net of tax                               --            (933)             --               --              (933)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                   $    (3,597)    $    (4,809)    $     1,212      $     3,597     $      (3,597)




Carson, Inc.
Consolidating Statement of Operations for the Three Months Ended September 30, 1997

                                                                    Carson
                                                                    Products
                                                                    Company
                                                    Carson, Inc.    (subsidiary     Non-guarantor                    Consolidated
                                                      (parent)      guarantor)      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                           $        --     $    24,423     $     5,554      $      (352)    $      29,625
Cost of goods sold                                           --          11,200           2,707             (352)           13,555
------------------------------------------------------------------------------------------------------------------------------------
    Gross profit                                             --          13,223           2,847               --            16,070
Marketing and selling expenses                               --           6,020           1,305               --            7,325
General and administrative expenses                          --           3,968             576               --             4,544
------------------------------------------------------------------------------------------------------------------------------------
    Operating income (loss)                                  --           3,235             966               --             4,201
Other income (expense)                                       --          (1,579)            170               --            (1,409)
Equity in subsidiary earnings (net of taxes)              1,493              --              --           (1,493)               --
------------------------------------------------------------------------------------------------------------------------------------
    Income before minority interest and income taxes      1,493           1,656           1,136           (1,493)            2,792
Provision for income taxes                                   --            (849)           (264)              --            (1,113)
------------------------------------------------------------------------------------------------------------------------------------
Income before minority interest                           1,493             807             872           (1,493)            1,679
Minority interest                                                                          (186)                              (186)
------------------------------------------------------------------------------------------------------------------------------------
Net income                                          $     1,493     $       807     $       686      $    (1,493)    $       1,493

Carson, Inc.
Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 1998

                                                    Carson, Inc.    Subsidiary      Non-guarantor                    Consolidated
                                                      (parent)      guarantors      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
    Net income                                      $   13,618      $    10,100     $     3,518      $   (13,618)    $      13,618
    Adjustment to reconcile net income  to net
      cash used in operating activities:
          Gain on sale of subsidiary stock                  --          (49,140)             --               --           (49,140)
          Non-cash special charges                          --           14,695              --               --            14,695
          Depreciation and amortization                     --            3,962             814               --             4,776
          Extraordinary item, net of tax benefi             --              933              --               --               933
          Write-off of AM stock                             --            3,768              --               --             3,768
          Other, net                                   (13,618)           2,876               9           13,618             2,885
          Changes in operating assets and
            liabilities                                     --            4,130          (6,976)              --            (2,846)
------------------------------------------------------------------------------------------------------------------------------------
              Total adjustments                        (13,618)         (18,776)         (6,153)          13,618           (24,929)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities             --           (8,676)         (2,635)              --           (11,311)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
    Additions to property, plant and equipment              --           (4,092)         (4,150)              --            (8,242)
    Acquisitions of business assets, net of cash
      acquired                                              --          (35,000)             --               --           (35,000)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities             --          (39,092)         (4,150)              --           (43,242)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
    Proceeds from long-term borrowings                      --            9,500              --               --             9,500
    Principal payments on long-term debt                    --          (12,500)           (133)              --           (12,633)
    Payment on A&J Cosmetics payable                        --               --          (5,416)              --            (5,416)
    Proceeds from sale of subsidiary stock                  --           55,250          19,200                             74,450
    Other                                                   --             (125)            (72)              --              (197)
------------------------------------------------------------------------------------------------------------------------------------
          Net cash provided by financing activities         --           52,125          13,579               --            65,704
------------------------------------------------------------------------------------------------------------------------------------

Effect of Exchange Rate Changes                             --               --          (3,685)              --            (3,685)
------------------------------------------------------------------------------------------------------------------------------------

Net increase in Cash and Cash Equivalents                   --            4,357           3,109               --             7,466
Cash and Cash Equivalents at Beginning of Period            --            2,614          11,420               --            14,043
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $       --      $     6,971     $    14,529      $        --     $      21,509
------------------------------------------------------------------------------------------------------------------------------------

Carson, Inc.
Consolidating Statement of Cash Flows for the Nine Months Ending September 30, 1997

                                                                    Carson
                                                                    Products
                                                                    Company
                                                    Carson, Inc.    (subsidiary     Non-guarantor                    Consolidated
                                                      (parent)      guarantor)      subsidiaries     Eliminations    Carson, Inc.
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
    Net income                                      $    4,441      $     2,783     $     1,658      $    (4,441)    $       4,441
    Adjustment to reconcile net income to
      net cash used in operating activities:
    Depreciation and amortization                           --            2,418             268               --             2,686
    Other, net                                          (4,441)             221            (886)           4,441              (665)
    Changes in operating assets and
      liabilities                                           --          (14,657)         (3,283)           4,518           (13,422)
------------------------------------------------------------------------------------------------------------------------------------
        Total adjustments                               (4,441)         (12,018)         (3,901)           8,959           (11,401)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in operating activities                   --           (9,235)         (2,243)           4,518            (6,960)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:
    Additions to property, plant and equipment              --           (2,271)         (2,837)              --            (5,108)
    Acquisitions of business assets, net of cash
      acquired                                              --          (49,513)            107               --           (49,406)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                   --          (51,784)         (2,730)              --           (54,514)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:
    Proceeds from long-term borrowings                      --           62,979              --               --            62,979
    Principal payments on long-term debt                    --           (1,856)           (306)              --            (2,162)
    Proceeds from sale of subsidiary stock                  --               --           6,043           (4,518)            1,525
    Other                                                   --              (93)             21               --               (72)
------------------------------------------------------------------------------------------------------------------------------------
    Net cash provided by financing activities               --           61,030           5,758           (4,518)           62,270
------------------------------------------------------------------------------------------------------------------------------------

Net increase in Cash and Cash Equivalents                   --               11             785               --               796
Cash and Cash Equivalents at Beginning of Period            --            1,572           2,609               10             4,191
------------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period          $       --      $     1,583     $     3,394      $        10     $       4,987
------------------------------------------------------------------------------------------------------------------------------------

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


General

         The Company is a leading manufacturer and marketer in the United States of selected personal care products for both the ethnic market and the mass market. The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for persons of African descent. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company sells products specially formulated to address the unique physiological characteristics of persons of African descent, until recently under six principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic, and Let's Jam. With the acquisition of Johnson Products Company in July 1998, the Company added the brand names Gentle Treatment, Ultrasheen, Precise, Bantu and AfroSheen to its portfolio of ethnic hair care products as well as Posner cosmetics. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair (constituting approximately 50% of the Company's sales in 1997), hair color, men's depilatory products and hair care maintenance products, primarily for persons of African descent. The Company is expanding its product offerings to other segments of the ethnic personal care market, including cosmetics and skin care products. In addition, the Company is a leading marketer of nail care products to the United States mass market under the Cutex brand name. The Company is currently seeking to divest the Cutex business in order to focus on the worldwide ethnic personal care business.

         In the nine months ended September 30, 1998, approximately 32.8% of the net sales of the Company were to customers outside the United States as compared to 28.2 % in the first nine months of the prior fiscal year. The following table presents the Company's net sales by geographic region for these periods (dollars are in thousands):



Net sales to:                 1998            %           1997            %
                          ------------  ------------  ------------  ------------
United States                  $70,853         67.2%       $55,895         71.8%
Africa                          25,900         24.5         13,360         17.2
Other                            8,781          8.3          8,536         11.0
  Total                       $105,534        100.0%        77,791        100.0%
                          ============ =============  ============= ============


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

Acquisition

         On July 14, 1998 the Company acquired all of the outstanding shares of Johnson Products Co., Inc., a Florida corporation. Johnson Products is a major manufacturer of personal care products for the ethnic market. Hair care products manufactured by Johnson Products include brand names such as Gentle Treatment, UltraSheen, Precise, Bantu and AfroSheen. Johnson Products also sells cosmetics under the Posner brand name. Also included in the acquisition was the Dermablend corrective cosmetics line, which the Company intends to divest within one year from the date of acquisition. The acquisition was accounted for as a purchase. The purchase price, including the Dermablend line, was approximately $85.0 million with $35.0 million paid in cash. The Company entered into a Credit Agreement with IVAX Corporation, d/b/a IVX Boscience, Inc., for the remaining $50.0 million purchase price. The senior secured loan provided by IVAX Corporation and subsequently assingned to other lenders(the "IVAX loan")matures on December 15, 1998 and bears interest at 9.0% per annum, payable monthly. Any overdue principal and interest bear interest at 12.0% per annum and are payable upon demand.

         In conjunction with the IVAX Credit Agreement, the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company recognized an extraordinary loss of $0.9 million(net of tax, or $0.06 per share) for the write-off of $1.6 million of debt financing costs related to this credit facility.


Special Items

         During the quarter ended September 30 ,1998, the Company recorded pretax charges of $0.9 million ($0.5 million net of tax) related to the management restructuring in the previous quarter and a pretax charge of $3.8 million ($2.2 million net of tax) for the write-off of an investment in the preferred stock of AM Cosmetics,Inc., (AM Cosmetics"), a related company which provides contract manufacturing services to the company.

         For the nine months ended September 30, 1998, the Company recorded one-time pretax charges of $19.8 million ($11.4 million net of tax) related primarily to the restructuring of management and product lines at the Company's Savannah operation. The Company revised its key management team, including the termination of several senior managers and the addition of Gregory J. Andrews as Chief Executive Officer, and announced a new strategic focus on its core business, the worldwide ethnic hair care market. In connection with this new focus and the Johnson acquisition, all of the combined products, brands and facilities were reviewed for optimum use. Items identified as non-strategic or redundant were written down.

         Of the pretax charges, $6.6 million was recorded as cost of goods sold for obsolete or excess inventory and the elimination of over 100 stock keeping units (SKUs), $3.7 million was recorded as general and administrative expenses and $5.7 million was recorded as restructuring charges. The general and administrative expenses included $1.5 million related to the management restructuring, $0.2 million for the write-down of fixed assets and $2.0 million for additional reserves against accounts receivable for customer deductions.
Restructuring charges included $2.6 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other charges. See Note 3 to the condensed consolidated financial statements included herein.

         The one-time pretax gain recorded in the nine months ended September 30, 1998 of $49.1 million ($28.1 million net of tax) related to the sale of 29.1 million shares of Carson South Africa, the shares of which are traded on the Johannesburg Stock Exchange. This sale generated net cash proceeds of $55.2 million and resulted in an increase in minority interest of $6.0 million. Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received net cash proceeds of $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded in paid in capital. The transaction also increased minority interest by $7.6 million. As a result of these combined sales, as of November 1, 1998, the Company currently owns approximately 52.8% of the stock of Carson South Africa.

         The $3.8 million loss on write-off of investment recorded during the quarter ended September 30, 1998 was a result of management's determination that the Company's preferred stock investment in AM Cosmetics was not realizable due to the financial condition of AM Cosmetics.


Results of Operations

Quarter  Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

Net Sales. Consolidated net sales for the quarter ended September 30, 1998 of $44.6 million increased $14.9 million, or 50.4%, from the quarter ended September 30, 1997. This increase is summarized as follows (dollars are in thousands):


                                      Quarter Ended  Quarter Ended
                                      September 30,  September 30,   % Change
                                               1998           1997
                                     -------------- -------------- -------------
Domestic core                              $17,161        $12,847          33.6
Johnson Products                            10,633             --           N/A
Cutex                                        4,754          7,329         (35.1)
Salon Professional and Cosmetics               584            822         (29.1)
   Total Domestic                           33,132         20,998          57.8
                                     -------------- -------------- -------------
South Africa                                 8,752          5,554          57.6
Other International, including U.S.
export                                       2,679          3,073         (12.9)
   Total International                      11,431          8,627          32.5
                                     -------------- -------------- -------------
   Consolidated                            $44,563        $29,625          50.4
                                     -------------- -------------- -------------

     Sales of the Company's domestic core business, ethnic hair care products, amounted to $17.2 million in the quarter ended September 30, 1998, an increase of $4.3 million, or 33.6%, compared to the quarter ended September 30, 1997.
The Company revised certain sales, distribution and marketing practices to better meet customer and distributor needs and stimulate interest at the consumer level. Management believes that the Company is beginning to reap the benefits of these changes in higher sales. Net sales of relaxers and hair colors were up 31.3% and 35.3%, respectively, over the quarter ended September 30, 1997.

       The addition of Johnson Products increased net sales $10.6 million over the quarter ended September 30, 1997. This amount included $0.7 million of net sales for items produced for and sold to another ethnic hair care company under a contract which management expects to be terminated at the end of 1998.

     Net sales of Cutex decreased significantly from the prior year third quarter. Cutex product shipments for the quarter ended September 30, 1998 were actually higher than the reported net sales indicate due to unusually high levels of returned product which continued from the quarter second into the third quarter of 1998. Introduction of the new Ultra line of nail polishes in April 1998 resulted in high returns of old product which it replaced. Most of the third quarter returns of Cutex came early in the quarter.

     Total international sales continued to grow from the prior year. International net sales were $11.4 million in the quarter ended September 30, 1998, an increase of $2.8 million, or 32.5 %, compared to the quarter ended September 30, 1997. All of the growth was in Africa, which increased $3.2 million compared to the corresponding quarter of 1997.

Gross Profit. Gross profit was $22.6 million for the quarter ended September 30, 1998 compared to $16.1 million for the quarter ended September 30, 1997. Gross margin decreased to 50.7% for the quarter ended September 30, 1998 from 54.2% for the quarter ended September 30, 1997. A significant factor in the gross margin decrease was the addition of Johnson Products, which produced gross profit of $4.8 million and a gross margin of 45.5%. Gross margin of the domestic core business increased during the third quarter to 56.9% for the quarter ended September 30, 1998 from 54.2 % for the quarter ended September 30, 1997.

     Gross margin was also lowered as Carson South Africa's net sales grew as a percentage of consolidated net sales. Sales in Africa typically provide a lower gross margin than domestic sales and was 47.4% for the quarter ended September 30, 1998. However, marketing and selling expenses are also lower on these international sales, and the operating margin on these sales is typically higher than on domestic sales.

     Gross margin was further negatively impacted during the quarter by the high returns of Cutex product discussed above.

Marketing and Selling Expenses. Marketing and selling expenses increased to $12.7 million in the quarter ended September 30, 1998 from $7.3 million in the quarter ended September 30, 1997, an increase of 73.5%. This increase was due to greater promotional activity to increase sales of the Company's core ethnic products, higher promotional expenses for Cutex and the addition of Johnson Products. As a percentage of net sales, these expenses increased to 28.5% during this period from 24.7% during the comparable period in 1997.

General and Administrative Expense. General and administrative expenses increased $1.9 million to $6.4 million for the quarter ended September 30, 1998 from $4.5 million for the quarter ended September 30, 1997. As a percentage of net sales, general and administrative expenses decreased to 14.4% during this period from 15.3% during the comparable period in 1997. The addition of Johnson Products was responsible for $1.1 million of additional expense in the quarter ended September 30, 1998. The remainder of the increase was primarily due to higher spending at Carson South Africa to support the subsidiary's growth.

Restructuring.     As  discussed  above, restructuring  charges,  included  $0.9 million related to the management restructuring.

Operating Income. As a result of the above changes, operating income decreased to $2.5 million in the quarter ended September 30, 1998 from $4.2 million in the quarter ended September 30, 1997. Excluding the $0.9 million of special charges, operating income decreased to $3.4 million in the quarter ended September 30, 1998 from income of $4.2 million in the quarter ended September 30, 1997.

Interest Expense. Interest expense increased significantly to $3.8 million in the quarter ended September 30, 1998 from $1.8 million in the quarter ended September 30, 1997. Approximately $0.9 million of this increase was due to interest on the debt incurred to purchase Johnson Products. The remainder of the increase was the result of additional debt incurred in 1997 to finance acquisitions, which was subsequently refinanced with the proceeds from the sale of $100 million aggregate principal amount of the Company's 10-year 10 3/8% Senior Subordinated Notes.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to expense of $0.7 million in the quarter ended September 30, 1998 from expense of $0.2 million in the quarter ended September 30, 1997. This increase is due to higher earnings of Carson South Africa in the current year quarter over the prior year quarter and also to the higher minority ownership percentage resulting from the sales of subsidiary stock.

Other Income. Other income increased to $1.1 million for the quarter ended September 30, 1998 from $0.4 million for the same quarter of 1997 primarily due to interest income on cash balances in the United States and South Africa which were generated by the sale of subsidiary stock.

Loss on Write-off of Investment. This loss is related to the write-off of the Company's preferred stock investment in AM Cosmetics.

Provision for Taxes. The provision for taxes decreased to a benefit of $2.0 million, based on an effective rate of 43.0%, in the quarter ended September 30, 1998 from a provision of $1.1 million, based on an effective rate of 42.6%, in the quarter ended September 30, 1997. Excluding the special charges of $4.7 million, the income before tax was $3,000 and the provision for taxes decreased to zero for the quarter ended September 30, 1998.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. Consolidated net sales for the nine months ended September 30, 1998 of $105.5 million increased $27.7 million, or 35.7%, over the nine months ended September 30, 1997. This increase is summarized as follows (dollars are in thousands):



                                 Nine Months Ended  Nine Months Ended
                                     September 30,      September 30,
                                              1998               1997  % Change
                                 -----------------  -----------------  ---------
Domestic core                              $42,055            $42,950      (2.1)
Johnson Products                            10,632                 --       N/A
Cutex                                       16,514             12,091      36.6
Salon Professional and Cosmetics             1,652                855      93.2
   Total Domestic                           70,853             55,895      26.8
                                 -----------------  -----------------  ---------
South Africa                                25,900             13,360      93.9
Other International                          8,781              8,536       3.0
   Total International                      34,681             21,896      58.4
                                 -----------------  -----------------  ---------
   Consolidated                           $105,534            $77,791      35.7
                                ------------------  -----------------  ---------


     Net sales of the Company's domestic core business, ethnic hair care products, amounted to $42.1 million in the nine months ended September 30, 1998, a decrease of $0.9 million, or 2.1%, compared to the nine months ended September 30, 1997. Until the current quarter, domestic core net sales in 1998 had been below the prior year levels. To address the downward trend in the Company's domestic core sales, management was restructured and certain sales, distribution and marketing practices were revised to better meet customer and distributor needs and stimulate interest at the consumer level. Sales began to improve in the quarter ended September 30, 1998, and the gap between current and prior year domestic core sales was narrowed.

     The acquisition of Johnson Products added $10.6 million of net sales for the nine months ended September 30, 1998. This amount included $0.7 million of net sales for items produced for and sold to another ethnic hair care company
                                                        19
under a contract which management expects to be terminated at the end of 1998. Net sales of Cutex increased significantly from the prior year nine months. The brand was purchased in April of 1997 and was included in the Company's results of operations for only five of the nine months ended September 30, 1997.

    International net sales continued to grow significantly from the prior year. International net sales were $34.7 million in the nine months ended September 30, 1998, an increase of $12.8 million, or 58.4 %, compared to the nine months ended September 30, 1997. Most of the growth was in Africa with a 93.9% increase, but significant gains were also made in Europe, which increased net sales by 14.5%.

Gross Profit. Gross profit was $47.1 million for the nine months ended September 30, 1998 compared to $42.4 million for the nine months ended September 30, 1997. Excluding the $6.6 million of special charges included in cost of goods sold, gross profit increased to $53.7 million in the nine months ended September 30, 1998 from $42.4 million in the nine months ended September 30, 1997, and gross margin decreased to 50.9% for the nine months ended September 30, 1998 from 54.5% for the same nine months in 1997. A significant factor in the gross margin decrease was the addition of Johnson Products, which produced gross profit of $4.8 million and a gross margin of 45.5%.

     The decrease in gross margin was also due to decreased production volumes earlier in the year and to geographic and product shifts in the sales mix. Production volume was curtailed in the second quarter of 1998 to reduce inventories which had risen to levels in excess of current needs. Inventories were built up at the end of the prior fiscal year due to manufacturing inefficiencies which necessitated carrying higher inventory levels to meet customer needs. Inventories were further built up in the first part of fiscal 1998 to meet sales forecasts which proved to be too high. To lower inventory levels, the plant was shut down for two weeks and run only four days for several more weeks during the second quarter of 1998. This action resulted in unabsorbed overhead in production which adversely impacted gross margin.

     Gross margin was lowered as Carson South Africa's net sales grew as a percentage of consolidated net sales. Sales in Africa typically provide a lower gross margin (47.4%) than domestic sales.However, marketing and selling expenses are also lower on these international sales, and the operating margin on these sales is typically higher than on domestic sales.

Marketing and Selling Expenses. Marketing and selling expenses increased to $30.2 million in the nine months ended September 30, 1998 from $19.6 million in the nine months ended September 30, 1997, an increase of 54.2%. This increase was primarily due to the additions of Johnson Products in the current year and Cutex and Let's Jam in the second quarter of the prior year. Marketing and selling expenses were also higher due to greater promotional activity to increase sales of the Company's core ethnic products and due to expanded marketing to support the growth of South Africa. As a percentage of net sales, these expenses increased to 28.6% during this period from 25.2% during the comparable period in 1997.

General and Administrative Expense. General and administrative expenses were $22.4 million for the nine months ended September 30, 1998 compared to $11.7 million for the nine months ended September 30, 1997. Excluding the $3.7 million of special charges included in general and administrative expenses, these expenses increased to $18.7 million in the nine months ended September 30, 1998 from $11.7 million in the nine months ended September 30, 1997, an increase of 59.9%. As a percentage of net sales, general and administrative expenses increased to 17.7% during this period from 15.0% during the comparable period in 1997. These expenses increased $1.1 million due to the addition of Johnson Products. The remainder of the increase was due in part to increased personnel, professional and miscellaneous expenses associated with enhancement of infrastructure needed to support the Company's anticipated growth, combined with higher amortization of intangibles related to acquisitions and higher warehouse costs related to high inventory levels earlier in the year.

Restructuring. As discussed above, restructuring charges included $2.6 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other miscellaneous charges.

Operating Income. As a result of the above changes, operating income decreased to a loss of $11.3 million in the nine months ended September 30, 1998 from income of $11.1 million in the nine months ended September 30, 1997. Excluding the special charges of $16.0 million, operating income decreased to income of $4.7 million in the nine months ended September 30, 1998 from income of $11.1 million in the nine months ended September 30, 1997.

Interest Expense. Interest expense increased significantly to $9.6 million in the nine months ended September 30, 1998 from $3.9 million in the nine months ended September 30, 1997. The increased interest expense was the result of the

Johnson Products acquisition debt as well as additional debt incurred in 1997 to finance acquisitions, which was subsequently refinanced with the proceeds from the sale of $100 million aggregate principal amount of the Company's 10-year 10 3/8% Senior Subordinated Notes.

Gain on Sale of Subsidiary Stock. As discussed above, this gain resulted from the sale of 29.1 million shares of Carson South Africa.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to expense of $1.7 million in the nine months ended
September 30, 1998 from expense of $0.5 million in the nine months ended September 30, 1997. This increase was due to higher earnings of Carson South Africa in the current year nine months over the prior year nine months and also to the higher minority ownership percentage resulting from the sales of subsidiary stock.


Other Income. Other income increased to $2.8 million for the nine months ended September 30, 1998 from $1.1 million for the same nine months of 1997 primarily due to interest income on cash balances in the United States and South Africa which were generated by the sale of subsidiary stock.

Loss on Write-off of Investment. As discussed above, this loss resulted from the write-off of the Company's investment in preferred stock of AM Cosmetics.

Provision for Taxes. The provision for taxes increased to $11.0 million, based on an effective rate of 43.1%, in the nine months ended September 30, 1998 from $3.3 million, based on an effective rate of 42.7%, in the nine months ended September 30, 1997. Excluding the special charges and gain, the provision for taxes decreased to a benefit of $1.5 million, based on an effective rate of 40.1%, in the nine months ended September 30, 1998. This effective tax rate has decreased from 1997 due to the larger impact of the earnings of Carson South Africa, which are taxed at lower rates than the earnings in the United States.

Liquidity and Capital Resources

     In the nine months ended September 30, 1998, net cash used in operations was $11.3 million. Excluding the effects of the Johnson Products acquisition, cash was used to increase accounts receivable, inventories and other current assets and to reduce accounts payable. The increases in accounts receivable and inventories occurred primarily in South Africa. The increase in other current assets represents an advance payment by Carson South Africa for packaging supplies to be used in the fourth quarter of 1998. The decrease in accounts payable resulted from payment of liabilities assumed in the Johnson Products purchase and a decrease in accounts payable not related to Johnson Products. These were offset by increased accounts payable at Carson South Africa.

     Net cash used in investing activities for the nine months ended September 30, 1998 consisted of capital expenditures of $8.2 million and primarily for the acquisition of Johnson Products for $35.0 million.

     Net cash provided by financing activities for the nine months ended September 30, 1998 totaled $65.7 million. Cash inflows included $55.2 million received domestically from the sale of Carson South Africa stock by the Company and $19.2 million received in South Africa for the issuance of new shares of Carson South Africa stock. Significant financing cash outflows included the scheduled payment of $5.4 million for the purchase of A&J Cosmetics and a net $3.0 million reduction in the Company's outstanding revolver balance.

     The cash balance was also adversely impacted by the significant devaluation of the South African Rand during the nine months ended September 30, 1998. The Rand devalued approximately 19.7%, from 4.9970 Rand per dollar at March 31, 1998 to 5.9800 Rand per dollar at September 30, 1998. Due to this devaluation, the cash balances held in South Africa fell $3.7 million when converted to U.S. dollars. During the prior year, no such significant devaluation of the Rand occurred.

     The Company believes that cash flow from operating activities, existing cash balances and anticipated proceeds from the planned divestitures of the Cutex and Dermablend brands will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the immediate future. However, if the Cutex and Dermablend brands are not divested prior to the maturity date of the IVAX loan, or if net proceeds from such divestitures are insufficient to satisfy cash requirements, the Company expects to employ alternative means to satisfy cash requirements and, for this purpose, has hired the investment banking firm of Donaldson, Lufkin and Jenrette to assist the Company in seeking alternative financing solutions. If the IVAX loan is not repaid by December 15, 1998, principal and interest will be payable on demand and will bear interest at 12% per annum, and other indebtness of the Company could be subject to acceleration.

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

To replace the current systems and provide year 2000 compliance, management has selected a single vendor, integrated business software package. The cost of conversion to the new system is estimated to be approximately $1.0 million. The implementation process has begun, and the new system is expected to be functional by the end of the second quarter of 1999.

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

      None

Item 5.  Other Information

     None


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --

     27                  Financial data schedule.


(b)    Reports on Form 8-K --

On September 28, 1998, the Company filed a Form 8-K/A that included the Financial Statements of Johnson Products Co., Inc., and Subsidiaries (Personal Care Products Subsidiary of IVAX Corporation), Pro Forma Financial Information, and related exhibits.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.





/s/  Robert W. Pierce                                    Date: November 16, 1998
Robert W. Pierce
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)