Form 10-K
period 1998-12-31
CARSON INC
filed 1999-04-01
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      [X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                       Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                         Commission file number 1-12271

                                  CARSON, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      06-1428605
(State or other jurisdiction of                  (I.R.S. Employer Identification
     incorporation or organization)                   Number)

                     64 Ross Road, Savannah Industrial Park
                             Savannah, Georgia 31405
          (Address, including zip code, of principal executive offices)

        Registrant's telephone number, including area code:(912) 651-3400

           Securities Registered Pursuant to Section 12(b) of the Act:

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

    Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices as of March 16, 1999 on The New York Stock
                            Exchange was: $36,877,544

 Indicate the number of shares outstanding of each of the registrant's classes, as of the latest practicable date.

               Title of Each Class: Outstanding at March 16, 1999:
            Common Stock - Class A, $0.01 Par Value 9,786,162 shares Common Stock - Class C, $0.01 Par Value 5,334,700 shares

                      Documents incorporated by reference:
     Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders on June 15, 1999 -- Part III.

                                                      Part I.

Item 1.  Business

Forward Looking Statements

This report on Form 10-K for the year ended December 31, 1998 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures and (vii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996 and the Company's debt offering prospectus dated October 31,
1997), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) unanticipated costs, difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for people of color. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market. The Company currently sells over 100 different products specifically formulated to address the unique physiological characteristics of people of color under seventeen principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic, Let's Jam, Gentle Treatment, Ultra Sheeen, Sta-Sof-Fro, Posner, Ultra Star, Moxie, Soft 'n Free, Classy Curl, Curly Perm, Afro Sheen, and Dermablend. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair, hair color, men's depilatory products and hair care maintenance products, primarily for people of color. The Company's hair care products are specifically formulated to address the unique physiological characteristics of hair of persons of African descent, which typically include curliness and dryness.

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

In July 1996, the Company's South African subsidiary, Carson Holdings Limited ("Carson South Africa") sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange.

The Company completed an initial public offering of 4,818,500 shares of its common stock on the New York Stock Exchange on October 18, 1996. As of December 31, 1998 the Company's direct subsidiaries were Carson Products Company and Carson Management Company. Active indirect subsidiaries of the Company were
Johnson Products Co., Inc., Carson Holdings Limited (South Africa), Carson Products Do Brasil, Carson UK Ltd., Dermablend, Inc., Carson Products (Proprietary) Limited (South Africa), Carson Products West Africa Limited (Ghana) and Carson Products East Africa (Epz) Limited. Four of the Company's indirect subsidiaries were inactive: Carson Botswana (PTY Limited), Johnson Products Export Sales, Inc., IVAX Personal Care Products P.R., Inc. and Johnson Products Co. (UK) Limited.

Recent Developments

Sale of South Africa Stock
In May 1998 the Company sold 29.1 million of its shares of Carson South Africa. This sale generated net cash proceeds of $55.2 million and resulted in a gain of $49.1 million. Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received net cash proceeds of approximately $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded in paid-in-capital. As of December 31, 1998 the Company owned approximately 52.8% of the stock of Carson South Africa.

Acquisition of Johnson Products Co., Inc.

On July 14, 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"). Johnson Products is a major manufacturer of personal care products for the ethnic market. The purchase price approximated $84.7 million with $34.7 million paid in cash. The Company entered into a senior secured term loan with IVAX Corporation (the "Seller"), d/b/a IVX Bioscience, Inc., for the remaining $50.0 million of the purchase price. This loan was replaced with longer-term financing in December 1998 as discussed below.

The acquisition was accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's consolidated financial statements since the date of acquisition. The allocation of the assets and liabilities acquired are as follows (in thousands):


     Current assets                                              $  15,495
     Property, plant and equipment                                  10,135
     Trademarks                                                     22,199
     Goodwill                                                       48,433
     Other assets                                                      517
     Liabilities assumed                                           (62,118)
                                                             --------------
                                                                $   34,661
                                                             ==============


The purchase price has been allocated to the identifiable assets and liabilities based on the fair values at the acquisition date.

The Dermablend line of corrective cosmetics, which is sold in department and specialty stores and has an ethnic consumer base of 40 - 50%, was purchased by the Company as part of the Johnson Products acquisition. Dermablend was incorporated as Dermablend, Inc. ("Dermablend"), a wholly-owned subsidiary of Johnson Products at the time the Company acquired Johnson Products. Originally, management intended to sell Dermablend within one year from the acquisition. Therefore, in accordance with Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", the results of operations related to Dermablend were initially excluded from the Company's consolidated statement of operations. In December 1998, the Company decided to operate Dermablend on a longer-term basis. Accordingly, the cumulative effect of the operating results of Dermablend since the acquisition date of $890,000 has been included in the Company's consolidated statement of operations for the year ended December 31, 1998. These operating results are summarized as follows:


     Net sales                                                    $ 4,016
     Cost of sales                                                    766
                                                            -------------
           Gross profit                                             3,250
                                                            -------------
     Marketing and selling                                          1,576
     General and administrative expenses                              440
     Amortization                                                     344
                                                            -------------
                                                                 $    890
                                                            =============


Debt Refinancing
In July 1998 the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company recognized an extraordinary loss of $0.9 million (net of tax) for the write-off of $1.6 million of debt issuance costs related to the credit facility.

On December 8, 1998 the Company entered into loan agreements relating to a $75.0 million secured term loan (the "Secured Term Loan") and an $8.0 million unsecured term loan (the "Unsecured Term Loan"). The cash proceeds were used primarily to repay the $50.0 million secured term loan which financed the Johnson Products acquisition and to purchase and retire $27.0 million of senior subordinated notes for $23.0 million. The Company recorded an extraordinary net gain of approximately $1.8 million resulting from the early retirement of the $27.0 million of senior notes and the write-off of related debt issuance costs. Of the remaining cash proceeds, approximately $4.3 million was used to pay transaction fees and expenses, and $5.7 million was retained for working capital purposes.

On December 10, 1998, the proceeds from the sale of Cutex (see discussion below) were used to repay the $8.0 million Unsecured Term Loan and $14.7 million of the Secured Term Loan. As a result of this repayment, the Company recorded an extraordinary net loss of approximately $0.7 million (net of tax) related to the write-off of debt issuance costs incurred for this debt. As discussed below, $4.5 million of the cash proceeds from the sale of Cutex must be used to pay for certain expenses related to the sale of Cutex. Any amounts not used for the designated purposes by June 30, 2000 must be used to make an additional prepayment on the Secured Term Loan.

The remaining $60.3 million of the Secured Term Loan bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. In the event of deferral, interest will be accrued at an annual rate of 16% for the month deferred and will be added to the outstanding principal amount of the loan. The capital stock and assets of Carson Products Company, the capital stock and assets of Johnson Products and the capital stock and intellectual property of Dermablend are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

Sale of Cutex
On December 10, 1998 the Company sold substantially all of the assets of the Cutex nail polish remover and nail implements business to The Cutex Company, an unrelated corporation ("Cutex Company"). The Company realized net cash proceeds of approximately $27.8 million ($4.5 million of which is restricted cash) and recorded a loss on the sale of approximately $14.0 million.

Of the cash proceeds received for the sale of the Cutex remover business, $4.5 million (the "Holdback Amount") must be used by the Company solely to pay for certain designated expenses related to the sale of Cutex. The remaining balance of the Holdback Amount on June 30, 2000, if any, must be used by the Company to make a prepayment of secured debt.



Industry Overview

         Ethnic Hair Care Market

The United States retail ethnic hair care market, principally targeting the distinct hair care needs of African-Americans, was estimated, according to Packaged Facts, an independent market research company (the "Packaged Facts Report"), to be a $1.2 billion retail business in 1997. This segment is expected to continue to show a modest annual growth rate of 4%, thus making it a $1.4 billion segment by the year 2001. According to 1997 United States Census Data (Selected Social Characteristics of the Population,) published by the United States Department of Commerce, the African-American population was approximately 34 million and represented 12.8% of the United States population. This segment of the population is projected by the United States Department of Commerce to grow at a rate twice that of the Caucasion population through the middle of the next century. The personal income of African-Americans doubled from 1980 to 1990 and their combined purchasing power is expected to exceed $530 billion in 1999. Moreover, research indicates that African-American consumers generally spend up to three times as much of their disposable income on health and beauty products as Caucasian consumers.

The United States retail ethnic hair care market for African-Americans has historically been a competitive and highly fragmented, but the last year has seen major changes as large general market companies have entered or expanded their presence in the ethnic arena: L'Oreal purchased Soft Sheen, and Revlon purchased African Pride. The Company also significantly increased its market share with the purchase of Johnson Products in the second half of 1998. Prior to this acquisitive phase in the category, the top five companies garnered a 51% collective market share or percent of sales, but as of December 31, 1998, the top five companies now generate approximately 60% of industry sales. This information is based on sales information collected from store register scanners at a sampling of food store chains, drug store chains and mass merchandisers in the United States and published by Information Resources, Inc. ("IRI"). Of the top five companies, only two are privately owned companies.

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

Competitive Strengths

The Company had the number one market position in the United States retail market in three of the four ethnic hair care categories in which it competes (hair relaxers and texturizers, hair color and men's depilatory products) for the 1998 year, according to IRI. The acquisition of Johnson Products adds the hair dress/conditioning and the combout/oil sheen categories to this list. The Company attributes its leading market positions to a number of competitive strengths, including its strong brand names, dedicated sales force, broad distribution, R&D capabilities and experienced management team.

o Strong Brands. The Company currently sells its products under seventeen principal brand names. The company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market for African-Americans. The acquisition of Johnson Products also brings two more well known brands into the Carson family, namely Ultra Sheen and Gentle Treatment. The Company believes that its brand strength is based upon product quality, properly targeted advertising, package design, reputation for innovation and focused commitment to the unique needs of its consumers.

o Experienced Sales Force and Broad Distribution. The Company believes it has the largest direct sales force serving the United States retail ethnic hair care market. The Company's competitors primarily use commissioned sales brokers who tend to have conflicting brand loyalties and provide minimal marketing and sell-through support. In the United States, the Company benefits from having its extensive product line distributed broadly through three principal channels: (i) multi-warehouse chains, including mass merchandisers (e.g., Wal-Mart, K-Mart), major drug chains (e.g., Walgreens, Rite-Aid, CVS), food chains (e.g., Winn Dixie, Kroger) and discount chains (e.g., Family Dollar, Dollar General), (ii) Beauty and Barber Supply Stores ("B&B's") such as Alberto-Culver Company's Sally's Beauty Supply stores and members of the National Beauty Supply Dealers Association, and (iii) ethnic product distributors.

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

Key Brands

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal products, as of December 31, 1998.

Brand                      Products

Dark & Lovely              Relaxers
                           Hair Color
                           Hair Care Maintenance

Excelle                    Relaxers
                           Hair Care Maintenance

Beautiful Beginnings       Relaxers
                           Hair Care Maintenance

Dark & Natural             Texturizers
                           Hair Color
                           Moustache & Beard Color

Magic                      Shaving Products

Let's Jam                  Hair Care Maintenance

Gentle Treatment           Relaxers
                           Texturizers
                           Hair Care Maintenance

Ultra Sheen                Relaxers
                           Hair Care Maintenance

Sta-Sof-Fro                Relaxers
                           Texturizers
                           Hair Care Maintenance

Posner                     Hair Care Maintenance
                           Cosmetics

Ultra Star                 Hair Care Maintenance

Moxie                      Hair Care Maintenance

Soft 'n Free               Relaxers
                           Hair Care Maintenance

Classy Curl                Texturizers
                           Hair Care Maintenance

Curly Perm                 Hair Care Maintenance

Afro Sheen                 Hair Care Maintenance

Dermablend                 Skin Care


Marketing and Promotions

The Company believes that understanding the consumer, meeting her or his needs and delivering on product promises are critical in maintaining the Company's competitive position. The Company conducts market research, such as in-home consumer product placements for new products, tracking studies, concept testing, package testing and advertising testing aimed at improving its understanding of and effectively targeting its consumer. The Company also maintains a toll-free telephone number to answer consumer questions and to gather consumer feedback used to focus the Company's marketing programs.

Over 12% of net sales in 1998 was allocated to advertising and consumer promotions. The Company regularly advertises in magazines aimed at consumers of African descent, such as Essence, Ebony, Black Enterprise and Jet, and in targeted spot advertising on television and cable channels such as Black Entertainment Television (BET) and engages in promotional activities and in-store displays to introduce new products or attract new consumers. The Company also uses its kit packaging format to conduct sampling programs for new products.

Distribution and Sales

The Company's products are sold through five principal distribution channels in the United States retail personal care market, as follows:

o        Mass  Merchandisers.  The   Company's  products   are  sold   by   mass
         merchandisers, including Wal-Mart, K-Mart and Target.

o Drug Chains. The Company's products are sold by drug chains, including Walgreens, Rite-Aid and CVS.

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

The Company's strong relationships with its customers in the various distribution channels are enhanced by its direct sales force comprised of national account persons, regional directors and sales merchandisers, covering the Northeast, Mid-Atlantic, Mideast and Midwest regions in the Northern Division and the Mid-South, Southeast, Southwest and Western regions in the Southern Division. The sales force in each region markets the Company's products to all of the distribution channels doing business in its geographic region.

The Company has established distributor relationships in various countries in international markets. In Africa, the Company focuses its direct sales efforts primarily on hair care salons which are serviced through regional distributors, specialty cash-and-carry wholesale outlets, mass merchandisers and large retail chains.

Research and Development and Quality Control

The Company believes that the strength of its competitive position in the ethnic hair care industry is attributable, in part, to its tradition of technological innovation and its focused R&D effort. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for African-American hair (1972), the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers (1998), the only relaxer system to eliminate problems associated with imprecise mixing, which the Company believes is the most common cause of consumer complaints regarding relaxers. The Company believes that its R&D department, represents the largest R&D effort focused on the ethnic hair care market.

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

The Company purchases raw materials, packaging, and components throughout the world and reviews the efficiency and quality of its purchasing contracts regularly. The Company believes that alternate sources of supplies exist and does not anticipate any significant shortages of, or difficulty in obtaining, such supplies.

In order to increase the Company's manufacturing capacity, the Company has added new production lines in Savannah and outsourced the production of certain low volume maintenance products, freeing the resources of the Savannah facility to concentrate on certain high volume relaxer and hair care products. The acquisition of Johnson Products Company in July 1998 significantly expanded the Company's manufacturing capacity.

Competition

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

Trademarks and Patents

The Company owns all of the trademark rights used in connection with its principal brands both in the United States and in the other countries in which its products are principally sold. Significant trademarks include: Dark & Lovely, Magic, Let's Jam, Excelle, Beautiful Beginnings, Dark & Natural, Gentle Treatment, Ultra Sheen, and Posner. The Company considers these and its other marks and the name recognition associated with these to be valuable to its business. The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of its products; however, the loss of such proprietary rights and patents would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

Employees

As of December 31, 1998, the Company employed approximately 349 persons in Savannah, 172 in Chicago, Illinois, an additional 31 elsewhere in the United States and 436 internationally. In the United States, 366 were hourly personnel and 186 were salaried employees. The Company also utilizes temporary workers as needed, primarily in manufacturing. An average of 101 such temporary workers were utilized on a daily basis by the Company during the year ended December 31, 1998. The Company is non-union and believes that its relationship with employees is good.

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

Item 2. Properties

The Company owns and occupies nine buildings on an 11.6-acre tract in Savannah. The plant, warehouses and offices encompass approximately 225,000 sq. ft. on seven acres of the property, with the remaining 4.6 acres undeveloped. Four of the buildings are used primarily for warehousing and storage. The largest building (more than 120,000 sq. ft.) houses the manufacturing equipment for production, shipping, quality control, the R&D laboratories, customer research and a professional hair salon which is used to test new products. The Company has reconfigured its production lines to increase the capacity of the Savannah facility. The Company leases approximately 112,000 square feet of additional warehouse and office space under a five-year lease which expires in 2003. The annual lease commitment is approximately $445,000.

In addition, the Company owns and occupies one building on a 14.4-acre tract in Chicago, Illinois. The facility encompasses approximately 225,000 sq. ft., of which 51,718 square feet consists of office and R&D laboratory space.

The Company believes that the capacity in the Savannah and Chicago facilities combined with the additional leased warehouse space will be adequate for its needs in the reasonably foreseeable future.

The Company's South African subsidiary owns and occupies two buildings on 9.0 acres in Midrand, South Africa, 15 miles north of Johannesburg in a developing industrial park located on the major highway between Johannesburg and Pretoria.

The   buildings   encompass   approximately   162,000  sq.  ft.  and  house  the
manufacturing equipment for all products, shipping and receiving, raw material and finished goods storage, an R&D laboratory and executive office space.
Ample acreage is available for expansion of the facility.

The Company also operates a production facility in Ghana located near the Ghanaian Coca-Cola bottling plant which enables the Company to service the 200 million people located in the region. The Company believes that the facilities in Midrand and Ghana provide adequate production capacity for its needs in Africa in the reasonably foreseeable future.

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

                                    PART II.

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CIC". The Company's Class B Common Stock and Class C Common Stock have no established public trading market. The high and low closing sales prices for the Company's Class A Common Stock as reported by the New York Stock Exchange for each quarter of the years ended December 31, 1998 and 1997 are as follows:



       Quarter Ended                       High                    Low
     -------------------           ---------------        ---------------

          03/31/98                    $ 10.1250             $  5.8750
          06/30/98                      10.7500                5.8750
          09/30/98                       7.8125                1.9375
          12/31/98                       4.8750                2.0000

          03/31/97                    $ 14.8750             $ 11.3750
          06/30/97                      11.6250                7.5000
          09/30/97                      13.0000                9.0000
          12/31/97                      11.6875                6.1250


At March 16, 1999, there were approximately 123 holders of record of the Company's Class A Common Stock, and 17 holders of the Company's Class C Common Stock. As of such date, all shares of the Company's Class B Common Stock had been converted to Shares of Class A Common Stock. Since October 1996, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be reinvested in the business to finance its growth and development. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). The Company's debt agreements restrict the ability of the Company or any subsidiary of the Company from paying cash dividends other than dividends or distributions payable in shares of capital stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board.

Item 6.  Selected Consolidated Historical Financial Data
(Amounts in thousands except per share data)


                                               Company (1)                                Full Fiscal Year             Predecessor

                               -------------------------------------------------    ----------------------------     ---------------
                                                                                                         Company
                                       Year            Year     Nine Months           Predecessor     August 23,             Year
                                      Ended           Ended           Ended         April 1, 1995        1995 to            Ended
                               December 31,    December 31,    December 31,         to August 22,      March 31,        March 31,
                                       1998            1997            1996                  1995        1996(2)             1995
------------------------------------------------------------------------------------------------------------------------------------

Net sales                      $    150,706    $    109,631    $     59,938         $      26,854   $     41,465     $     58,126

Income (loss) before
extraordinary item                      (36)          3,754          (3,256)                3,934          1,104            5,688
Basic and diluted
earnings (loss) per
share before
extraordinary item             $       0.00    $       0.25    $     ( 0.25)                 ----   $       0.09             ----
Weighted average
shares outstanding                   14,986          15,003          12,715                  ----         11,871             ----
------------------------------------------------------------------------------------------------------------------------------------




                                                          Company (1)                              Predecessor
                                    ------------------------------------------------------------  -------------

                                    December 31,    December 31,    December 31,       March 31,       March 31,
                                            1998            1997           1996             1996            1995
------------------------------------------------------------------------------------------------ --------------
Total assets                        $    267,463    $    201,424    $     97,529    $     87,980    $     43,863

Long-term debt (including
current portion)                         133,549         103,623          27,101          66,788            ----
Stockholders' equity                      69,160          61,531          54,215           9,775          34,358
Working capital                     $     54,774    $     44,944    $     15,852    $     13,855    $     15,140
------------------------------------------------------------------------------------------------  -------------


(1) Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

(2) The acquisition of Aminco, Inc. (the Predecessor) was completed on August 23, 1995. The Company's financial statements include the operating results from the acquisition date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Carson, Inc. (the "Company" or "Carson") was established in May 1995 and until August 1995 its operations were negligible. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco, Inc. (also referred to as the "Predecessor"). Aminco's operations were principally conducted by its wholly-owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products Company. The accompanying financial statements include the operating results of Carson Products Company ("Carson Products") from the acquisition date .

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

The Company believes it is the number one manufacturer and marketer of hair care and shaving products for people of color. The majority of the Company's net sales are derived from four categories of the ethnic health and beauty aids market: hair relaxers and texturizers, hair color, men's depilatory products and hair care maintenance products.

In the years ended December 31, 1998 and 1997, 33.6% and 30.8%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:


                          Year Ended       % of           Year Ended       % of
                    December 31,1998      Total     December 31,1997      Total
--------------------------------------------------------------------------------
Net sales to:
United States              $ 100,127       66.4%           $  75,834       69.2%
South Africa                  39,183       26.0               21,662       19.8
Europe                         5,715        3.8                4,611        4.2
Other International            5,681        3.8                7,524        6.8
--------------------------------------------------------------------------------
Total                      $ 150,706      100.0%           $ 109,631      100.0%



With the exception of sales by Carson South Africa to South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in United States Dollars. The Company does not view the exposure to rand exchange rate fluctuations as significant because Carson South Africa incurs most of its costs in rand. However, due to fluctuations in the exchange rate , there is a potential for gains or losses on the consolidated level. Assets and liabilities of Carson South Africa are translated for consolidation purposes from South African Rand into United States Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.

Fiscal 1998 - Significant Events

Sale of South Africa Stock
In May 1998 the Company sold 29.1 million of its shares of Carson South Africa. This sale generated net cash proceeds of $55.2 million and resulted in a gain of $49.1 million. Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received net cash proceeds of approximately $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded in paid-in-capital. As of December 31, 1998 the Company owned approximately 52.8% of the stock of Carson South Africa.

Acquisition of Johnson Products Co., Inc.
On July 14, 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"). Johnson Products is a major manufacturer of personal care products for the ethnic market. The purchase price approximated $84.7 million with $34.7 million paid in cash. The Company entered into a senior secured term loan with IVAX Corporation (the "Seller"), d/b/a IVX Bioscience, Inc., for the remaining $50.0 million of the purchase price. The IVAX loan was replaced with longer-term financing in December 1998 as discussed below.

The acquisition was accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's consolidated financial statements since the date of acquisition. The allocation of the assets and liabilities acquired are as follows (in thousands):

        Current assets                                         $  15,495
        Property, plant and equipment                             10,135
        Trademarks                                                22,199
        Goodwill                                                  48,433
        Other assets                                                 517
        Liabilities assumed                                      (62,118)
                                                           --------------
                                                              $   34,661
                                                           ==============


The purchase price has been allocated to the identifiable assets and liabilities based on the fair values at the acquisition date.

The Dermablend line of corrective cosmetics, which is sold in department and specialty stores and has an ethnic consumer base of 40 - 50%, was purchased by the Company as part of the Johnson Products acquisition. Dermablend was incorporated as Dermablend, Inc. ("Dermablend"), a wholly-owned subsidiary of Johnson Products, at the time the Company acquired Johnson Products. Originally, management intended to sell Dermablend within one year from the acquisition. Therefore, in accordance with Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", the results of operations related to Dermablend were initially excluded from the Company's consolidated statement of operations. In December 1998, the Company decided to operate Dermablend on a longer-term basis. Accordingly, the cumulative effect of the operating results of Dermablend since the acquisition date of $890,000 has been included in the Company's consolidated statement of operations for the year ended December 31, 1998. These operating results are summarized as follows:

     Net sales                                                     $  4,016
     Cost of sales                                                      766
                                                               -------------
        Gross profit                                                  3,250
                                                               -------------
     Marketing and selling                                            1,576
     General and administrative expenses                                440
     Amortization                                                       344
                                                               -------------
                                                                   $    890
                                                               =============


Debt Refinancing
In July 1998 the Company terminated its senior secured credit facility with Credit Agricole Indosuez. During the third quarter of 1998, the Company recognized an extraordinary loss of $0.9 million (net of tax) for the write-off of $1.6 million of debt issuance costs related to the credit facility.

On December 8, 1998 the Company entered into loan agreements relating to a $75.0 million secured term loan (the "Secured Term Loan") and an $8.0 million unsecured term loan (the "Unsecured Term Loan"). The cash proceeds were used primarily to repay the $50.0 million secured term loan which financed the Johnson Products acquisition and to purchase and retire $27.0 million of senior subordinated notes for $23.0 million. The Company recorded an extraordinary net gain of approximately $1.8 million resulting from the early retirement of the $27.0 million of senior notes and the write-off of related debt issuance costs. Of the remaining cash proceeds, approximately $4.3 million was used to pay transaction fees and expenses, and $5.7 million was retained for working capital purposes.

On December 10, 1998, the proceeds from the sale of Cutex (see discussion below) were used to repay the $8.0 million Unsecured Term Loan and $14.7 million of the Secured Term Loan. As a result of this repayment, the Company recorded an extraordinary net loss of approximately $0.7 million (net of tax) related to the write-off of debt issuance costs incurred for this debt. As discussed below, $4.5 million of the cash proceeds from the sale of Cutex must be used to pay for certain expenses related to the sale of Cutex. Any amounts not used for the designated purposes by June 30, 2000 must be used to make an additional prepayment on the Secured Term Loan.

The remaining $60.3 million of the Secured Term Loan bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. In the event of deferral, interest will be accrued at an annual rate of 16% for the month deferred and will be added to the outstanding principal amount of the loan. The capital stock and assets of Carson Products Company, the capital stock and assets of Johnson Products and the capital stock and intellectual property of Dermablend are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

Sale of Cutex
On December 10, 1998 the Company sold substantially all of the assets of the Cutex nail polish remover and nail implements business to The Cutex Company, an unrelated corporation ("Cutex Company"). The Company realized net cash proceeds of approximately $27.8 million ($4.5 million of which is restricted cash) and recorded a loss on the sale of approximately $14.0 million.

Of the cash proceeds received for the sale of the Cutex remover business, $4.5 million (the "Holdback Amount") must be used by the Company solely to pay for certain designated expenses related to the sale of Cutex. The remaining balance of the Holdback Amount on June 30, 2000, if any, must be used by the Company to make a prepayment of secured debt.

Non-recurring Charges
During the year ended December 31, 1998, the Company recorded total non-recurring pretax charges of $39.0 million (approximately $23.4 million net of tax). These non-recurring charges by category of expenditure and classification in the statement of operations were as follows (in thousands):



                                                                                 Bad
                                                                               Debts
                                               Management       Fixed            and       Sale of     Write-off
                                 Inventory  Restructuring      Assets          Other         Cutex            of         Total
                                                                                                      Investment
                               ------------------------------------------------------------------------------------------------
Net sales                       $       --    $       --    $      --      $      --    $    4,000    $       --    $    4,000
                                                                   --
Cost of goods sold                   6,573            --           --             --         1,300            --         7,873
General and
administrative                          --         1,416          228          2,000            --            --         3,644
Loss on sale of
business                                --            --           --             --        13,994            --        13,994
Restructuring charges                   --         2,638         2,879           234            --            --         5,751
                               ------------------------------------------------------------------------------------------------
Operating income                     6,573         4,054         3,107         2,234        19,294            --        35,262
Loss on write-off of
investment                              --            --            --            --           --          3,768         3,768
                               ------------------------------------------------------------------------------------------------
Total                           $    6,573    $    4,054    $    3,107     $   2,234    $   19,294    $    3,768    $   39,030
                               ================================================================================================

In 1998, the Company undertook a restructuring of its product lines and management group. The Company revised its key management team, terminating several senior managers and adding Gregory J. Andrews as Chief Executive Officer. The Company announced a new strategic focus on its core business, the worldwide ethnic hair care market. In connection with this new focus and the Johnson Products acquisition, all of the combined products, brands and facilities were reviewed for optimum use. Items identified as non-strategic or redundant were written down.

The $6.6 million inventory charge related primarily to write-down of inventory which was determined to be non-strategic and to reserves for obsolete inventory and inventory in excess of usage plans. Over 100 stock-keeping units were eliminated. The management restructuring charges of $4.1 million included employee severance costs and expenses related to the hiring of the Company's chief executive officer. The fixed assets charges of $3.1 million related primarily to fixed assets which were disposed of in connection with the restructuring of product lines. The "Bad Debts and Other" charges included primarily $2.0 million of additional reserves against accounts receivable for customer deductions. The charges related to the sale of Cutex were for product returns, inventory write-downs and the loss on the sale of the remover business. The $3.8 million loss on write-off of investment was the result of management's determination that the Company's preferred stock investment in AM Cosmetics was not realizable due to the financial condition of AM Cosmetics.

Of the restructuring charges of $5.8 million, $1.4 million has been paid and $2.9 million represents the write-off of fixed assets during the year ended December 31, 1998.

On February 21, 1999, Gregory Andrews died causes while on a business trip in South Africa. Malcolm R. Yesner was named President and Chief Executive Officer of the Company to succeed Mr. Andrews. Mr. Yesner also serves as Chief Executive Officer of Carson Holdings Limited and as President, International Operations, for the Company.

Fiscal 1997- Significant Events

In the first half of 1997, Carson South Africa consummated three acquisitions in the African personal care industry including the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these three acquisitions was approximately $1.5 million, subject to post-closing adjustments, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa common stock (which resulted in a gain to the Company of approximately $460,000 which was recorded in paid-in capital). These acquisitions were accounted for under the purchase method of accounting.

On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico (the "Cutex Acquisition"). The purchase price was approximately $41.4 million, subject to post closing adjustments, with funds provided by additional long-term debt. Net product sales of Chesebrough-Pond USA Co.'s Cutex line in the United States and Puerto Rico approximated $18.2 million, excluding any results from the sale of nail enamel or other products under license by Jean Philippe Fragrances, Inc. ("Jean Phillipe"), for the twelve months ended December 31, 1996. This acquisition was accounted for under the purchase method of accounting.

Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe to package, distribute and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico.

During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, subject to post-closing adjustments, funded primarily by additional long term debt. This acquisition was accounted for under the purchase method of accounting.

In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The original purchase consideration payable for the acquisition was approximately $9.5 million, subject to post closing adjustments, of which approximately $9.3 million was recorded as intangible assets; additional consideration was paid based upon the after-tax profits of the business for the year ended December 31, 1998. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital). Approximately $5.4 million of the purchase price was paid in January 1998, and approximately $3.4 million was paid in January 1999. The amount paid in January 1999 was reduced from an original amount of $4.1 million due to significant devaluation of the South African Rand in 1998. Based upon the after-tax profit of A&J Cosmetics for the year ended December 31, 1998, Carson South Africa recorded additional goodwill and additional consideration due of $3.0 million. The additional consideration was paid in March 1999.

Results of Operations

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales. Consolidated net sales for the year ended December 31, 1998 were $150.7 million, an increase of $41.1 million, or 37.5%, over net sales for the year ended December 31, 1997 of $109.6 million. This increase is summarized as follows (dollars are in thousands):




                               Year Ended           Year Ended
                        December 31, 1998    December 31, 1997    % Change
                        --------------------------------------------------
Carson Products                  $ 71,092             $ 70,169        1.3
Johnson Products                   25,244                   --        N/A
Cutex                              15,187               17,800      (14.7)
                                  111,523               87,969       26.8
                        ---------------------------------------

South Africa                       39,183               21,662       80.9
                        ---------------------------------------
   Consolidated                  $150,706             $109,631       37.5
                        =======================================


The net sales above for Carson Products includes results for the domestic core business, other domestic sales which are not part of Johnson Products or Cutex, and international sales excluding South Africa. Net sales of the Company's domestic core business, ethnic hair care products, amounted to $57.8 million in 1998, a modest increase of $1.1 million, or 2.0%, compared to $56.7 million in 1997. In the first half of 1998, domestic core net sales were below the prior year levels. To address the downward trend in the Company's domestic core net sales, management was restructured and certain sales, distribution and marketing practices were revised to better meet customer and distributor needs and stimulate interest at the consumer level. Sales improved in the second half of the year. Significant gains were made in Europe in 1998. Net sales there
increased  by  23.9%  to  $5.7   million  from  $4.6  million  in  1997.   Other
international net sales decreased by 24.5% to $5.7 million in 1998 from $7.5 million in 1997. The reduction in other international net sales occurred primarily in the Caribbean.

The acquisition of Johnson Products in July 1998 added $25.2 million of net sales in 1998. This amount included $1.4 million of net sales for items produced for and sold to another ethnic hair care company under a contract which was terminated at the end of 1998.

Net sales of Cutex in 1998 were 14.7% below 1997, although the brand was purchased on April 30, 1997 and was included in the Company's results of operations for only eight months of 1997. Cutex net sales were adversely impacted in 1998 by the introduction in April 1998 of the new Cutex Ultra line of nail polishes. This introduction resulted in heavy returns in the second and third quarters of old product which the Cutex Ultra line replaced.

Net sales in South Africa grew significantly from the prior year. Net sales there increased 80.9% to $39.2 million in 1998. Carson South Africa has extended operations to key and fast-growing markets in West Africa and East Africa, in addition to its growing base in Southern Africa.

Gross Profit. Gross profit was $66.2 million in 1998 compared to $59.1 million in 1997, an increase of $7.1 million, or 12.0%. Gross margin was 43.9% in 1998 compared to 53.9% in 1997. The 1998 gross margin was adversely impacted by significant non-recurring charges, including: $6.6 million charged to cost of goods sold for inventory write-downs, $4.0 million charged to net sales for Cutex polish returns and $1.3 million charged to cost of sales for write-down of Cutex polish inventory. Other factors in the gross margin percentage decrease were the addition of Johnson Products, which produced gross profit of $11.2 million and a gross margin of 44.5%, and the high returns of old Cutex nail polish after introduction of the new Ultra line.

Decreased production volumes earlier in the year also contributed to the reduction in gross margin. Production volume was curtailed in the second quarter of 1998 to reduce inventories which had risen to levels in excess of current needs. To lower inventory levels, the plant was shut down for two weeks and run only four days per week for several more weeks during the second quarter of 1998. This action resulted in unabsorbed overhead in production which adversely impacted gross margin.


Marketing and Selling Expenses. Marketing and selling expenses increased $15.7 million, or 58.1%, to $42.7 million in 1998 from $27.0 million in 1997. As a percentage of net sales, these expenses increased to 28.3% during 1998 from 24.6% during 1997. This increase was due to expanded domestic programs to promote the Company's core ethnic products, the addition of Johnson Products in 1998 and higher spending internationally to support the growth of Carson South Africa. Marketing and selling expenses were also higher in 1998 for the Cutex and Let's Jam brands, which were purchased in April 1997.

General and Administrative Expense. General and administrative expenses were $31.2 million for 1998 compared to $18.3 million for 1997, an increase of $12.9 million, or 70.1%. As a percentage of net sales, general and administrative expenses increased to 20.7% during 1998 from 16.7% during 1997. The 1998 general and administrative expenses were increased by significant non-recurring charges discussed earlier, including: $1.4 million related to the restructuring of senior management and $2.0 million to increase reserves against accounts receivable. General and administrative expenses also increased $3.0 million in 1998 due to the addition of Johnson Products. General and administrative expenses incurred by Carson South Africa increased $3.0 million in 1998 due to the enhancement of infrastructure required to support the subsidiary's growth.

Loss on Sale of Business. As discussed previously, this $14.0 million loss resulted from the sale of the Cutex business.

Restructuring. As discussed previously, restructuring charges in 1998 included $2.6 million related to the management restructuring, $2.9 million for the write-down of fixed assets and $0.2 million of other miscellaneous charges.

Operating Income. As a result of the above changes, operating income decreased to a loss of $28.4 million in 1998 from income of $12.2 million in 1997. The 1998 operating loss includes total non-recurring charges of $35.3 million.

Interest Expense. Interest expense increased significantly to $13.6 million in 1998 from $6.4 million in 1997. The increased interest expense was the result of additional debt at higher rates, to finance the Johnson Products acquisition as well as additional debt incurred in 1997 to finance the Cutex and Let's Jam acquisitions.

Gain on Sale of Subsidiary Stock. As discussed previously, this $49.1 million gain resulted from the sale of 29.1 million of the Company's shares of Carson South Africa.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to expense of $2.7 million in 1998 from expense of $1.0 million in 1997. This increase was due to the higher earnings of Carson South Africa in 1998 compared to 1997 and to the higher minority ownership percentage resulting from the sales of Carson South Africa stock.

Other Income. Other income increased to $3.4 million for 1998 from $0.8 million for 1997, an increase of $2.6 million. The increase was primarily due to higher interest income on cash balances in the United States and South Africa which were generated by the sale of Carson South Africa stock in June 1998.

Loss on Write-off of Investment. As discussed previously, this loss resulted from the write-off of the Company's investment in preferred stock of AM Cosmetics.

Provision for Taxes. The provision for taxes increased to $4.3 million, based on an effective rate of 61.6% in 1998 compared to $2.8 million, based on an effective rate of 37.1%, in 1997. The effective tax rate is unusually high due to the valuation allowance recorded against deferred tax assets.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Statement of Operations Data
(Dollars in thousands)


                                               Year Ended             Year Ended
                                        December 31, 1997   December 31, 1996(a)
                                                                     (Unaudited)
                                        ----------------------------------------
Net sales                                      $  109,631             $   77,730
Cost of goods sold                                 50,510                 34,923
                                        ----------------------------------------
Gross profit                                       59,121                 42,807
Marketing and selling expenses                     28,158                 19,144
General and adminsitrative expenses                18,714                 10,873
Incentive compensation                               ----                  7,123
                                        ----------------------------------------
Operating income                               $   12,249             $    5,667
                                        ----------------------------------------

Data as a percentage of net sales:
    Net sales                                      100.0%                 100.0%
    Cost of goods sold                              46.1%                  44.9%
                                        ----------------------------------------
    Gross profit                                    53.9%                  55.1%
    Marketing and selling expenses                  25.7%                  24.6%
    General and administrative expenses             17.1%                  14.0%
    Incentive compensation                           ----                   9.2%
                                        ----------------------------------------
    Operating income                                11.1%                   7.3%
                                        ----------------------------------------


(a) The unaudited statement of operations for the year ended December 31, 1996 includes the audited results for the nine-month period ended December 31, 1996 and the unaudited results for the three-month period ended March 31, 1996.

Net Sales. Consolidated net sales for the year ended December 31, 1997 amounted to $109.6 million, an increase of 41.0% over the $77.7 million reported for 1996. This sales increase was principally attributable to incremental sales of the domestic acquisitions of the Cutex and Let's Jam brands in addition to strong growth in sales of Carson South Africa, which saw sales increase by 110.0%. Cutex, which was acquired on April 30, 1997, contributed $17.8 million to consolidated sales, and Let's Jam, which was acquired on April 8,1997, contributed $2.4 million to sales. Total international sales amounted to $33.8 million, an increase of 65.4% over the $20.4 million reported for all of 1996. Carson South Africa contributed $21.7 million of this international sales performance.

In the United States, the Company's core ethnic hair care sales declined by 5.2% to $54.3 million. However, during this period, the Company's overall market share of this category, as published by Information Resources, Inc. ("IRI") (based on sales data from store register scanners at a sampling of food and drug store chains and mass merchandisers), increased slightly. These market share results outperformed the ethnic hair care products market where sales at retail declined by approximately 2.6% as published by IRI. The Company believes that the softness in this market was attributable in part to continuing drug chain consolidation as well as consolidation in the distribution channel.

During the second half of 1997, the Company introduced a new line of cosmetics under the Dark & Lovely brand name. Due to delays in the execution of the launch, net sales of Dark & Lovely Cosmetics were limited to $1.2 million for 1997.

Gross Profit. Gross profit increased to $59.1 million for the year ended December 31, 1997 compared to $42.8 million in the prior year. Gross profit margin decreased from 55.1% in 1996 to 53.9% in 1997. Management believes that this contraction in gross margin was principally attributable to inefficiencies in its manufacturing processes which resulted without a comparable increase in production volume. The Company addressed these issues and by year end had added a Senior Vice President, Operations and a Director of Materials Management. Management believes that it has made significant progress in resolving the issues that adversely impacted gross margin in 1997.

Marketing and Selling Expenses. Marketing and selling expenses increased to $28.2 million in 1997 compared to $19.1 million in 1996, an increase of 47.1%. As a percentage of sales, marketing and selling expenses amounted to 25.7% in 1997 compared to 24.6% in 1996. There were several reasons for the substantial increase in marketing and selling expenses. As a result of the Cutex Acquisition, the Company began paying sales commissions to brokers hired to sell Cutex. Prior to the Cutex Acquisition, essentially all sales were obtained by the Company's internal sales force. Additionally, in connection with the launch of the Color Cosmetics and Salon Professional lines, the Company incurred significant start-up marketing and selling expenses in amounts disproportionate to the sales volume generated by these new lines. A total of $1.5 million was incurred in the Color Cosmetics development and $1.6 million was incurred in the development of the Salon Professional line. These amounts were expensed as part of marketing and selling expenses during 1997.

General and Administrative Expenses. General and administrative expenses increased from $10.9 million in 1996 to $18.7 million in 1997, an increase of 72.1%. This increase was due in part to increased amortization related to recent acquisitions combined with increased professional fees and personnel costs associated with the enhancement of infrastructure needed to support the Company's growth . An example of the infrastructure improvements include costs to enhance the Company's information services technology needed to meet financial reporting requirements as well as customer service demands. The increases in personnel costs were attributable in large measure to the addition of a Chief Financial Officer, a Senior Vice President, Operations and a Senior Vice President, Finance. In addition, two incumbent executives who terminated their services at the end of 1997 were included in the cost structure throughout 1997. Non-recurring severance benefits aggregating $430,000 were paid or accrued and expensed in 1997 for these individuals.

Incentive Compensation. During 1996, a non-recurring charge for pre-initial public offering incentive compensation of $7.1 million was incurred. No similar cost was incurred in 1997.

Operating Income. As a result of the above changes, operating income amounted to $12.2 million for 1997, an increase of 116.1% over operating income of $5.7 million reported for 1996. The operating margin was 11.1% in 1997 compared to 7.3% in 1996.

Interest Expense. Interest expense amounted to $6.4 million in 1997 compared to $6.2 million in 1996. Although total interest expense did not increase materially from year to year, the Company refinanced its debt in November 1997 by issuing $100.0 million of 10 3/8 % Senior Subordinated Notes which will result in increased interest expense in future years.

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


Statement of Operations Data
(Dollars in thousands)
                                              Company               Combined (a)
                                      -------------------- --------------------
                                         Nine-Month Period    Nine-Month Period
                                                     Ended                Ended
                                         December 31, 1996    December 31, 1995
                                                                    (Unaudited)
                                       -----------------------------------------
Net sales                                       $   59,938           $   50,527
Cost of goods sold                                  26,940               22,336
                                       -----------------------------------------
Gross profit                                        32,998               28,191
Marketing and selling expenses                      15,692               13,596
General and adminsitrative expenses                  7,732                6,029
Incentive compensation                               7,123                 ----
                                       -----------------------------------------
Operating income                                $    2,451           $    8,566
                                       -----------------------------------------

Data as a percentage of net sales:
    Net Sales                                         100.0%              100.0%
    Cost of goods sold                                 44.9%               44.2%
                                        ----------------------------------------
    Gross profit                                       55.1%               55.8%
    Marketing and selling expenses                     26.2%               26.9%
    General and administrative expenses                12.9%               11.9%
    Incentive compensation                             11.9%                ----
                                        ----------------------------------------
    Operating income                                    4.1%               17.0%
                                        ----------------------------------------

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

Other Income, net. Other income decreased as a result of the elimination of royalty income associated with the Caribbean. The Company now handles Caribbean sales through its in-house sales organization. Investment income decreased because most of the Predecessor's investments were liquidated in conjunction with the Aminco Acquisition. Additionally, in June of 1996, the Company made an investment and entered into a management contract with AM Cosmetics, a leading low-cost producer of cosmetics. Under the terms of the investment and the management agreement, the Company is entitled to a 12% paid in kind dividend on its $3.0 million investment and an annual management fee of the greater of $500,000 or 1% of net sales.

Provision for Taxes. The provision for taxes decreased from $2.8 million to $1.7 million during this period. The effective tax rate is not proportionate to the statutory rates as a result of the majority of the incentive compensation charge not being deductible for income tax purposes.

Liquidity and Capital Resources

In 1998 the Company's cash balance increased by $14.7 million, to $28.7 million at December 31, 1998 from $14.0 million at December 31, 1997. Net cash flow used in operations was $8.4 million. Net cash used in operating activities reflects uses of cash of $7.4 million for an increase in accounts receivable and $2.6 million for a decrease in accounts payable and sources of cash of $6.8 million for an increase in accrued expenses and $1.8 million for an increase in income taxes payable.

Net cash used in investing activities for 1998 totaled $21.7 million and consisted of $34.7 million of cash paid for the acquisition of Johnson Products Company, $23.3 million of net cash received for the sale of the Cutex remover business and $10.3 million of non-acquisition related capital expenditures.

Net cash provided from financing activities totaled $48.5 million primarily as a result of $74.4 million cash proceeds from the sale of Carson South Africa stock, proceeds from long-term debt issuance of $93.5 million, repayment of long-term debt of $59.5 million, repayment of the $50.0 million short-term note used to finance the acquisition of Johnson Products Company, repayment of $5.4 million by Carson South Africa related to the 1997 purchase of A&J Cosmetics and $4.6 million paid for debt issuance costs, primarily related to the new debt.

The cash balance was adversely impacted in 1998 by the significant devaluation of the South African Rand. The rand devalued approximately 22.3%, from 4.89 rand per dollar at December 31, 1997 to 5.98 rand per dollar at December 31, 1998. Due to this devaluation, the cash balances held in South Africa fell $3.7 million when converted to U.S. dollars. During the prior year, no such significant devaluation of the rand occurred.

As discussed earlier, the Company terminated its senior secured credit facility with Credit Agricole Indosuez in July 1998 and currently has no revolving credit facility available. However, the Company retained approximately $16.0 million of the proceeds from the Secured Term Loan and the sale of Cutex for working capital purposes. The Secured Term Loan provides the Company the option of deferring monthly interest payments a maximum of twelve times in the first twenty-four months of the term in exchange for an increase in the normal 13% annual interest rate to a 16% annual interest rate for the months deferred. This option provides the Company flexibility in meeting its cash needs in the near term. The Company believes that cash flow from operating activities and existing cash balances will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

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

To replace the current systems and provide year 2000 compliance, management has selected SAP, a single vendor, integrated business software package. SAP will run on the Company's IBM AS/400 computer. A certification of year 2000 compliance will be obtained for the AS/400 from IBM. The cost of conversion to SAP is estimated to be approximately $1.2 million, including hardware, software and the Company's commitment of internal resources. As of March 27, 1999, the Company has incurred approximately $0.7 million of the $1.2 million cost. Implementation is in process. The initial phase has been completed, and testing is underway. The core project will train the general user group in April 1999. The Company expects the installation to be complete during the second quarter of 1999.

In the unlikely event that implementation of the new software fails, the Company would immediately begin working with another software vendor to achieve year 2000 compliance as quickly as possible. The risk associated with not having systems that are compliant by the year 2000 is that the Company would have to implement manual procedures which would lead to a reduction in efficiency. The Company could continue to operate, but at a reduced level of productivity.

Other items which include non-information technology systems are being tested and upgraded as needed. Included in the non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems and other non- crucial items.

The Company has a substantial amount of personal computers and software applications. The Company will replace all non-compliant personal computers and install the latest versions of year 2000 compliant applications available. Specialized applications not used company-wide will be upgraded as necessary.

Other non-information technology systems such as telephone systems, security systems and copiers are being assessed for year 2000 compliance. The Company is contacting vendors of these items to determine their compliance status. No time frame or estimated cost has been established to bring these non-essential items year 2000 compliant.

The costs of major year 2000 projects have been included in the current operating budget. The majority of these costs will be capitalized with the exception of software data conversion costs and training costs. The funds to finance these projects will come from the Company's operating cash flow. There can be no assurance that the Company will not encounter unanticipated delays with the implementations or that costs of such implementations will not exceed management's current estimates.

The Company is considering issuing certification requests to all major vendors and customers as well as to its main bank seeking assurance that they will be year 2000 compliant and will continue to monitor the progress of these third parties in becoming year 2000 compliant. At this time, the Company has no contingency plans to address problems if third parties are not compliant.

New Accounting Standards
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.

Item 8. Financial Statements and Supplementary Data


CARSON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                                  Nine Months
                                                                                                     Ended
                                                                        Year Ended December 31,   December 31,
                                                                      =========================
                                                                           1998           1997           1996
                                                                      ==========     ==========     ==========


Net sales                                                             $ 150,706      $ 109,631      $  59,938
Cost of sales                                                            84,509         50,510         26,940
                                                                      ----------     ----------     ----------
     Gross profit                                                        66,197         59,121         32,998
                                                                      ----------     ----------     ----------

Marketing and selling expenses                                           42,692         27,007         15,692
AM Cosmetics sales commissions                                            1,452          1,151             --
General and administrative expenses                                      31,196         18,344          7,499
General and administrative - fees paid to  Morningside                      350            370            233
Loss on sale of business                                                 13,994            --             --
Restructuring charges                                                     5,751             --             --
Incentive compensation, directors and management                             --             --          7,123
                                                                      ----------     ----------     ----------
     Operating expenses                                                  95,435         46,872         30,547
                                                                      ----------     ----------     ----------

Other operating income-cumulative effect of change
in accounting for subsidiary income                                         890             --             --
                                                                      ----------     ----------     ----------

     Operating (loss) income                                            (28,348)        12,249          2,451

Gain on sale of subsidiary stock                                         49,140             --             --
Interest expense                                                        (13,649)        (6,444)        (4,545)
Loss on write-off of investment                                          (3,768)            --             --
Other income, net                                                         3,383            780            377
Other income, AM Cosmetics management fee and dividend                      223            900            444
                                                                      ----------     ----------     ----------
Income (loss) before income taxes, minority interest and
     extraordinary item                                                   6,981          7,485         (1,273)

Provision for income taxes                                               (4,299)        (2,779)        (1,727)
                                                                      ----------     ----------     ----------
Income (loss) before minority interest and extraordinary item             2,682          4,706         (3,000)

Minority interest in earnings of subsidiary                              (2,718)          (952)          (256)
                                                                      ----------     ----------     ----------
(Loss) income before extraordinary item                                     (36)         3,754         (3,256)

Extraordinary item, net of income taxes                                     127         (2,086)        (3,527)
                                                                      ----------     ----------     ----------
Net income (loss)                                                    $       91      $   1,668      $  (6,783)
                                                                      ==========     ==========     ==========

Basic and diluted income (loss) per common share:
     Before extraordinary item                                       $     0.00      $    0.25      $   (0.25)
     Extraordinary item, net of income taxes                               0.01          (0.14)         (0.28)
                                                                      ----------     ----------     ----------
     Net income (loss)                                               $     0.01      $    0.11      $   (0.53)
                                                                      ==========     ==========     ==========

Weighted average common shares outstanding                               14,986         15,003         12,715
                                                                      ==========     ==========     ==========


                The accompanying notes are an integral part of these consolidated financial statements.

CARSON, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

                                                                                              December 31,              December 31,
               ASSETS                                                                                1998                      1997
                                                                                                ==========                ==========

CURRENT ASSETS:
     Cash and cash equivalents                                                                  $  28,706                 $  14,043
     Accounts receivable less allowances of $6,457 (1998) and $3,881 (1997)                        38,953                    28,148
     Inventories                                                                                   22,825                    24,861
     Restricted Cash                                                                                4,500                        --
     Other current assets                                                                             669                       832
                                                                                                ----------                ----------
          Total current assets                                                                     95,653                    67,884

PROPERTY, PLANT AND EQUIPMENT, net                                                                 35,765                    22,202

INVESTMENT IN AM COSMETICS                                                                             --                     3,587

INTANGIBLES, net of accumulated amortization of $6,174 (1998) and $3,737 (1997)                   129,183                   100,385

OTHER ASSETS                                                                                        6,862                     7,366

                                                                                                ----------                ----------
          TOTAL ASSETS                                                                          $ 267,463                 $ 201,424
                                                                                                ==========                ==========


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                                           $  12,584                 $   8,567
     Due for A&J Cosmetics                                                                          6,355                     5,416
     Accrued expenses                                                                              19,306                     7,413
     Income taxes payable                                                                           2,508                     1,544
     Current maturities of long-term debt                                                             126                        --
                                                                                                ----------                ----------
          Total current liabilities                                                                40,879                    22,940

LONG-TERM DEBT                                                                                    133,423                   103,623

DUE FOR A&J COSMETICS                                                                                  --                     4,088

OTHER LIABILITIES                                                                                   3,345                     1,742

MINORITY INTEREST IN SUBSIDIARY                                                                    20,656                     7,500

COMMITMENTS AND CONTINGENCIES (Notes 14 and 16)                                                        --                        --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                   --                        --
     Common stock:
     Class A, voting, $.01 par value, 150,000,000 shares authorized, 7,926,485 and
       5,033,248 shares issued as of December 31, 1998 and 1997, respectively                          79                        50
     Class B, nonvoting, $.01 par value, 2,000,000 shares authorized and 1,859,677 shares
       issued and outstanding                                                                          19                        19
     Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,334,700 and
       8,127,937 shares issued as of December 31, 1998 and 1997, respectively                          53                        81

     Paid-in capital                                                                               80,970                    69,022
     Accumulated deficit                                                                           (3,920)                   (4,011)
     Accumulated other comprehensive losses                                                        (6,495)                   (2,170)
     Notes receivable from shareholders, net of discount                                           (1,209)                   (1,353)
     Treasury stock, 13,245 shares of Class A common stock as of December 31, 1998
       and 1997 and 28,969 shares of Class C common stock as of December 31, 1998                    (337)                     (107)
                                                                                                ----------                ----------
          Total stockholders' equity                                                               69,160                    61,531

                                                                                                ----------                ----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 267,463                 $ 201,424
                                                                                                ==========                ==========



                The accompanying notes are an integral part of these consolidated financial statements.

Carson, Inc.
Consolidated Statement of Stockholders' Equity
(in thousands)



                                                    Class A                 Class B                 Class C                   Total
                                                ------------------------------------------------------------------------      Share
                                                     Shares      Amount      Shares      Amount      Shares     Amount       Amount
                                                ------------------------------------------------------------------------------------
Balance, March 31, 1996                                  --   $      --       1,860   $      19       9,510   $      95   $     114
Comprehensive loss:
     Net loss                                            --          --          --          --          --          --          --
     Foreign currency translation                        --          --          --          --          --          --          --

Total comprehensive loss

Gain on sale of South African stock, net                 --          --          --          --          --          --          --
Sale of common stock, net                             3,113          31          --          --          --          --          31
Conversion of Class C shares to Class A shares        1,884          19          --          --      (1,884)        (19)         --
Reduction of debt from shareholders                      --          --          --          --          --          --          --
Shareholder loans, less discount                         --          --          --          --          --          --          --
Incentive compensation and other                         --          --          --          --         502           5           5

                                                ------------------------------------------------------------------------------------
Balance, December 31, 1996                            4,997          50       1,860          19       8,128          81         150
Comprehensive income (loss):
     Net income                                          --          --          --          --          --          --          --
     Foreign currency translation                        --          --          --          --          --          --          --

Total comprehensive income

Gain on sale of South African stock, net                 --          --          --          --          --          --          --
Restricted share awards                                  36          --          --          --          --          --          --
Change in shareholder loans                              --          --          --          --          --          --          --
Purchase of treasury stock                               --          --          --          --          --          --          --

                                                ------------------------------------------------------------------------------------
Balance, December 31, 1997                            5,033          50       1,860          19       8,128          81         150
Comprehensive income (loss):
     Net income                                          --          --          --          --          --          --          --
     Foreign currency translation                        --          --          --          --          --          --          --

Total comprehensive loss

Gain on sale of South African stock, net                 --          --          --          --          --          --          --
Restricted share awards, net of cancellations           100           1          --          --          --          --           1
Conversion of Class C shares to Class A shares        2,793          28          --          --      (2,793)        (28)         --
Change in shareholder loans                              --          --          --          --          --          --          --
Purchase of treasury stock                               --          --          --          --          --          --          --

                                                ------------------------------------------------------------------------------------
Balance, December 31, 1998                            7,926   $      79       1,860   $      19       5,335   $      53   $     151
                                                ====================================================================================

                         The accompanying notes are an integral part of these consolidated financial statements.






                                                              Retained    Accumulated       Notes
                                                              Earnings      Other        Receivable                      Total
                                                    Paid-in (Accumulated Comprehensive      From        Treasury   Stockholders'
                                                    Capital     Deficit)     Losses    Shareholders      Stock          Equity
                                                -----------------------------------------------------------------------------
Balance, March 31, 1996                           $   8,557   $   1,104    $      --     $      --    $      --     $   9,775
Comprehensive loss:
     Net loss                                            --      (6,783)          --            --           --        (6,783)
     Foreign currency translation                        --          --       (1,309)           --           --        (1,309)
                                                                                                                 ------------
Total comprehensive loss                                                                                               (8,092)

Gain on sale of South African stock, net              2,808          --           --            --           --         2,808
Sale of common stock, net                            38,162          --           --            --           --        38,193
Conversion of Class C shares to Class A shares           --          --           --            --           --            --
Reduction of debt from shareholders                   5,530          --           --            --           --         5,530
Shareholder loans, less discount                         --          --           --        (1,365)          --        (1,365)
Incentive compensation and other                      7,361          --           --            --           --         7,366
                                                -----------------------------------------------------------------------------
Balance, December 31, 1996                           62,418      (5,679)      (1,309)       (1,365)          --        54,215
Comprehensive income (loss):
     Net income                                          --       1,668           --            --           --         1,668
     Foreign currency translation                        --          --         (861)           --           --          (861)
                                                                                                                 ------------
Total comprehensive income                                                                                                807

Gain on sale of South African stock, net              6,360          --           --            --           --         6,360
Restricted share awards                                 244          --           --            --           --           244
Change in shareholder loans                              --          --           --            12           --            12
Purchase of treasury stock                               --          --           --            --         (107)         (107)

                                                -----------------------------------------------------------------------------
Balance, December 31, 1997                           69,022      (4,011)      (2,170)       (1,353)        (107)       61,531
Comprehensive income (loss):
     Net income                                          --          91           --            --           --            91
     Foreign currency translation                        --          --       (4,325)           --           --        (4,325)
                                                                                                                 ------------
Total comprehensive loss                                                                                               (4,234)

Gain on sale of South African stock, net             11,713          --           --            --           --        11,713
Restricted share awards, net of cancellations           235          --           --            --           --           236
Conversion of Class C shares to Class A shares           --          --           --            --           --            --
Change in shareholder loans                              --          --           --           (86)          --           (86)
Purchase of treasury stock                               --          --           --           230         (230)           --

                                                -----------------------------------------------------------------------------
Balance, December 31, 1998                        $  80,970   $  (3,920)   $  (6,495)    $  (1,209)   $    (337)    $  69,160
                                                =============================================================================

                         The accompanying notes are an integral part of these consolidated financial statements.

CARSON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                                                        Nine Months
                                                                                                                           Ended
                                                                                       Year Ended December 31,          December 31,
                                                                                         1998                1997               1996
                                                                                 ============        ============       ============

OPERATING ACTIVITIES:
  Net income (loss)                                                              $        91         $     1,668        $    (6,783)
  Adjustments to reconcile net income (loss) to
    net cash (used in) provided by operating activities:
         Gain on sale of subsidiary stock                                            (49,140)                 --                 --
         Loss on sale of business                                                     13,994                  --                 --
         Non-cash charges - inventory and fixed assets                                 9,596                  --                 --
         Loss on write-off of investment                                               3,768                  --                 --
         Extraordinary item, net of income taxes                                        (127)              2,086              3,527
         Incentive compensation                                                           --                  --              6,163
         Depreciation and amortization                                                 6,626               3,793              1,896
         Provision for doubtful accounts                                               2,935                 935                112
         Deferred income tax provision                                                   790                (142)              (957)
         Minority interest in earnings of subsidiary                                   2,718                 952                256
         Other, net                                                                      104                (554)            (1,619)
         Prepayment penalty on long-term debt                                             --                  --             (1,328)
         Changes in operating assets and liabilities, net of acquisitions and disposals:
             Accounts receivable                                                      (7,367)            (13,078)            (2,618)
             Inventories                                                                 (60)            (11,589)            (2,086)
             Other current assets                                                         47               1,711              1,748
             Accounts payable                                                         (2,642)              6,852              3,465
             Accrued liabilities                                                       6,775              (9,912)               430
             Income taxes payable                                                      1,773                  --                 --
             Other liabilities                                                         1,688                  --                 --
                                                                                 ------------        ------------       ------------
                 Total adjustments                                                    (8,522)            (18,946)             8,989
                                                                                 ------------        ------------       ------------
        Net cash (used in) provided by operating activities                           (8,431)            (17,278)             2,206
                                                                                 ------------        ------------       ------------

INVESTING ACTIVITIES:
  Acquisitions of business assets, net of cash acquired                              (34,661)            (49,406)                --
  Additions to property, plant and equipment                                         (10,340)             (8,220)            (3,805)
  Net proceeds from sale of business                                                  23,298                  --                 --
  Purchases of long-term investments                                                     --                   --             (3,000)
                                                                                 ------------        ------------       ------------
       Net cash used in investing activities                                         (21,703)            (57,626)            (6,805)
                                                                                 ------------        ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                  93,500             166,860             32,704
  Proceeds from sale of subsidiary stock                                              74,446               9,032              4,216
  Principal payments on long-term debt                                               (59,537)            (92,661)           (67,876)
  Repayment of short-term notes payable                                              (50,000)                 --                 --
  Payment on A&J Cosmetics payable                                                    (5,416)                 --                 --
  Debt issuance costs                                                                 (4,619)                 --                 --
  Proceeds from equity rights offering                                                    --               1,525                 --
  Proceeds from sale of common stock                                                      --                  --             38,193
  Other, net                                                                             106                  --                 --
                                                                                 ------------        ------------       ------------
        Net cash provided by financing activities                                     48,480              84,756              7,237
                                                                                 ------------        ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES                                                       (3,683)                 --                 --

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             14,663               9,852              2,638
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      14,043               4,191              1,553
                                                                                 ------------        ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    28,706         $    14,043        $     4,191
                                                                                 ============        ============       ============

Cash paid during the year for:
  Interest                                                                       $    13,324          $    6,683        $     4,178
  Income taxes                                                                   $     2,273          $    2,764        $     2,421

                        The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Business

Carson, Inc. (the "Company") believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for people of color. The Company's more than 100 products are marketed under seventeen principal brand names.

Certain of the Company's international activities are conducted by its South African subsidiary, Carson Holdings Limited ("Carson South Africa"), which through June 1996 was wholly-owned. In July 1996, Carson South Africa sold 25% of its shares in an initial public offering on the Johannesburg Stock Exchange. The subsidiary received net proceeds of approximately $4.2 million from this sale (which resulted in a gain to the Company of approximately $2.8 million which was recorded in paid-in capital). In conjunction with this public offering, the Company entered into an amendment to its license agreement with Carson South Africa which provides that, commencing in April 1998, Carson South Africa pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The amount of the royalty increases to 3.5% in April 1999 and 4.0% in April 2000 until the termination of the agreement. The agreement expires initially on April 1, 1999; however, the agreement may be altered or renewed indefinitely thereafter until terminated by either party upon twelve months written notice.

In May 1998 the Company sold 29.1 million of its shares of Carson South Africa. This sale generated net cash proceeds of $55.2 million and resulted in a gain of $49.1 million ($28.1 million net of tax). Concurrent with the sale of the Company's shares, Carson South Africa issued an additional 10.25 million shares for which it received net cash proceeds of approximately $19.2 million. This transaction resulted in a gain to the Company of $11.7 million which was recorded in paid-in-capital. As of December 31, 1998 the Company owned approximately 52.8% of the stock of Carson South Africa.

The Company completed an initial public offering of 4,818,500 shares of its Class A common stock in October 1996. The Company used the proceeds of such offering to repay certain indebtedness. This repayment resulted in an extraordinary loss recorded at that time of approximately $3.5 million (net of tax) for prepayment penalties and the write-off of unamortized debt discount and deferred financing costs.

Note 2. Significant Accounting Policies

Change in Fiscal Year
Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

New Accounting Standards
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.

Cash and Cash Equivalents
Cash and investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Inventories
Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (see Note 6).

Property, Plant and Equipment
Property, plant and equipment is recorded at assigned values or cost less an allowance for depreciation. The Company capitalizes eligible expenditures with a cost greater than $1,000. Depreciation is computed using the straight-line method over the following estimated useful lives:


                                                                           Years
Buildings                                                                     42
Land improvements                                                             20
Machinery and equipment                                                       12
Furniture and fixtures                                                        10
Office equipment                                                               8
Vehicles                                                                       5
Information systems                                                            5




Intangible Assets
Intangible assets are substantially comprised of goodwill and trademarks. Goodwill of $98.8 million and $90.2 million at December 31, 1998 and 1997, respectively, is being amortized using the straight-line method over periods ranging from 15 to 40 years. Trademarks of $30.1 million and $9.9 million at December 31, 1998 and 1997, respectively, are being amortized using the straight-line method over 17 to 25 years.

Long-lived Assets
The Company reviews long-lived assets, including fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The company reviews projected undiscounted cash flows of the underlying long-lived assets to determine if the assets are impaired. If there is an indication of impairment, the company records a valuation allowance against the applicable long-lived asset for the amount that the projected discounted cash flows exceeds the asset at net carrying value.

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

Foreign Currency Translation
Assets and liabilities of the Carson South Africa operations are translated from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of other comprehensive losses. Adjustments resulting from foreign currency transactions are immaterial to the accompanying financial statements.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, inventories, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of the instruments. The carrying value of long-term debt approximates fair value except for the senior subordinated notes (see Note 9).

Revenue Recognition
Revenue from sales of manufactured goods is recognized upon shipment to customers.

Research and Development Costs
Research and development costs (principally for new products) are expensed as incurred. The Company's R&D costs (principally for new products) for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 were $610,000, $535,000 and $349,000, respectively. These costs are included in general and administrative expenses in the accompanying statements of operations.

Sale of Subsidiary Stock
The Company accounts for gains incurred on the sale of subsidiary stock sold by the subsidiary as an increase in paid-in capital in stockholders' equity. Gains incurred on sales of the Company's holdings of subsidiary stock are recognized in the statement of operations.

Basic and Diluted Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities. Basic and diluted earnings per share have been calculated and reported for all periods presented in the statement of operations.

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


Note 3. Acquisitions

On July 14, 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"). Johnson Products is a major manufacturer of personal care products for the ethnic market. The purchase price approximated $84.7 million with $34.7 million paid in cash. The Company entered into a senior secured term loan with IVAX Corporation,(the "Seller") d/b/a IVX Bioscience, Inc., for the remaining $50.0 million of the purchase price. This senior secured term loan carried an annual interest rate of 9% and was replaced with longer-term financing in December 1998 (see Note 9).

The acquisition was accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's consolidated financial statements since the date of acquisition. The allocation of the assets and liabilities acquired are as follows (in thousands):


     Current assets                                          $       15,495
     Property, plant and equipment                                   10,135
     Trademarks                                                      22,199
     Goodwill                                                        48,433
     Other assets                                                       517
     Liabilities assumed                                            (62,118)
                                                              --------------
                                                                  $  34,661
                                                              ==============


The purchase price has been allocated to the identifiable assets and liabilities based on the fair values at the acquisition date.

The Dermablend line of corrective cosmetics, which is sold in department and specialty stores and has an ethnic consumer base of 40 - 50%, was purchased by the Company as part of the Johnson Products acquisition. Dermablend was incorporated as Dermablend, Inc. ("Dermablend"), a wholly-owned subsidiary of Johnson Products at the time the Company acquired Johnson Products. Originally, management intended to sell Dermablend within one year from the acquisition. Therefore, in accordance with Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", the results of operations related to Dermablend were initially excluded from the Company's consolidated statement of operations. In December 1998, the Company decided to operate Dermablend on a longer-term basis. Accordingly, the cumulative effect of the operating results of Dermablend since the acquisition date of $890,000 has been included in the Company's consolidated statement of operations for the year ended December 31, 1998. These operating results are summarized as follows:

     Net sales                                                    $   4,016
     Cost of sales                                                      766
                                                              -------------
       Gross profit                                                   3,250
     Marketing and selling expenses                                   1,576
     General and administrative expenses                                784
                                                                  $     890
                                                              =============


On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico from Chesebrough-Pond's USA Co. The purchase price was approximately $41.4 million in cash, subject to post closing adjustments, of which approximately $41.2 million was recorded as intangible assets. The acquisition was accounted for under the purchase method of accounting.

Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe Fragrances, Inc. to package, distribute, and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Pico.

The following unaudited pro forma information presents the results of operations of the Company and the results of the Johnson Products acquisition (including Dermablend) as if the acquisition had occurred at the beginning of each of the years ended December 31, 1998 and 1997. The unaudited pro forma results for the periods ended December 31, 1997 and 1996 include the results of the Cutex business as if the Cutex acquisition had occurred as of the beginning of each of these periods. Cutex operations are included in 1998 up to the date of its sale in December 1998.



(Dollars in thousands except                    Year Ended            Year Ended     Nine Months Ended
 per share amounts)                           December 31, 1998   December 31, 1997  December 31, 1996
                                               (unaudited)           (unaudited)        (unaudited)
-------------------------------------------------------------------------------------------------------
Net sales                                             $ 187,997           $ 176,248          $  74,781
Net income (loss) before extraordinary
   item                                                   1,500               5,913             (1,708)
Net income (loss)                                         1,627               3,827             (5,235)
Basic and diluted income (loss) per
  share before extraordinary item                     $    0.10           $    0.39          $   (0.13)
Basic and diluted income (loss) per
  share                                               $    0.11           $    0.26          $   (0.41)



These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional goodwill amortization, additional depreciation, additional interest expense on acquisition debt, an adjustment to cost of goods sold per a manufacturing agreement between the Company and Chesebrough-Pond's USA Co., and additional selling expenses related to an agreement between the Company and AM Cosmetics, among others. These unaudited pro forma results are not necessarily indicative of what the actual results of operations might have been if the Johnson Products and Cutex acquisitions had been in effect as of the beginning of each period presented, or of future results of operations of the Company.

During  April 1997,  the Company  acquired  the Let's Jam product  line from New

Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, of which approximately $5.3 million was recorded as intangible assets, subject to post-closing adjustments. This acquisition was accounted for under the purchase method of accounting.

In the first half of 1997, Carson South Africa consummated three acquisitions in the African personal care industry including the African Nu-Me Cosmetics, Restore Plus and Seasilk brand names and certain related assets. The total purchase price, including fees, for these three acquisitions was approximately $1.5 million, subject to post closing adjustments, comprised of $0.7 million in cash and 500,000 shares of Carson South Africa common stock (which resulted in a gain to the Company of approximately $460,000 which was recorded in paid-in capital). These acquisitions were accounted for under the purchase method of accounting.

In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The original purchase consideration payable for the acquisition was approximately $9.5 million, subject to post closing adjustments, of which approximately $9.3 million was recorded as intangible assets; additional consideration was paid based upon the after-tax profits of the business for the year ended December 31, 1998. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital). Approximately $5.4 million of the original purchase price was paid in January 1998 and approximately $3.4 million was paid in January 1999. The amount paid in January 1999 was reduced from an original amount of $4.1 million due to significant devaluation of the South African Rand in 1998. Based upon the after tax profit of A&J Cosmetics for the year ended December 31, 1998, Carson South Africa recorded additional goodwill and additional consideration due of $3.0 million. This additional consideration was paid in March 1999.

Note 4. Disposition

On December 9, 1998 the Company sold substantially all of the assets of the Cutex nail polish remover and nail implements business to The Cutex Company, an unrelated corporation ("Cutex Company"). The Company realized net cash proceeds of approximately $27.8 million ($4.5 million of which is restricted cash) and recorded a loss on the sale of approximately $14.0 million.

Of the cash proceeds received for the sale of the Cutex remover business, $4.5 million (the "Holdback Amount") must be used by the Company solely to pay for certain designated expenses related to the sale of Cutex. The remaining balance of the Holdback Amount on June 30, 2000, if any, must be used by the Company to make a prepayment of secured debt (see Note 9).

Note 5. Non-recurring Charges

During the year ended December 31, 1998, the Company recorded non-recurring pre-tax charges of $39.0 million (approximately $23.4 million net of tax). Such charges by category of expenditure were as follows (in thousands):

                                                                              Bad
                                                                            Debts
                                           Management         Fixed           and       Sale of  Write-off of
                           Inventory    Restructuring        Assets         Other         Cutex    Investment         Total
                          ------------  -------------  ------------  ------------  ------------  ------------  ------------
Net sales                 $          -  $          --  $         --  $         --  $      4,000  $         -   $      4,000
Cost of goods sold               6,573             --            --            --         1,300            --         7,873
General and
administrative                      --          1,416           228         2,000            --            --         3,644
Loss on sale of
business                            --             --            --            --        13,994            --        13,994
Restructuring charges               --          2,638         2,879           234            --            --         5,751
                          ------------  -------------  ------------  ------------  ------------  ------------  ------------
Operating income                 6,573          4,054         3,107         2,234        19,294            --        35,262
Loss on write-off of
investment                          --             --            --            --            --         3,768         3,768
                          ------------  -------------  ------------  ------------  ------------  ------------  ------------
Total                     $      6,573  $       4,054  $      3,107  $      2,234  $     19,294  $      3,768  $     39,030
                          ============  =============  ============  ============  ============  ============  ============


The inventory charge related primarily to write-down of inventory which was determined to be non- strategic and to reserves for obsolete inventory and inventory in excess of usage plans. The management restructuring charges of $4.1 million included employee severance costs and expenses related to the hiring of the Company's chief executive officer. The fixed assets charges of $3.1 million related primarily to fixed assets which were disposed of in connection with the restructuring of product lines. The "Bad Debts and Other" charges included primarily $2.0 million of additional reserves against accounts receivable for customer deductions. The charges related to the sale of Cutex were for product returns, inventory write-downs and the loss on the sale of the remover business (see Note 4). The write-off of the related party investment is discussed further in Note 16.


Of the restructuring charges of $5.8 million, $1.4 million has been paid and $2.9 million of fixed assets were written off during the year ended December 31, 1998.

Note 6. Inventories

Inventories are summarized as follows (in thousands):

                               December 31, 1998                December 31,1997
--------------------------------------------------------------------------------
Raw materials                           $   9,979                       $ 10,873
Work-in-process                             1,938                          1,651
Finished goods                             10,908                         12,337
--------------------------------------------------------------------------------
     Total                               $ 22,825                       $ 24,861

Note 7. Property, Plant and Equipment

Property, plant and equipment is summarized as follows (in thousands):


                                      December 31, 1998        December 31, 1997
--------------------------------------------------------------------------------
Land                                           $  1,345                 $    545
Buildings and equipment                          16,661                    7,706
Machinery and equipment                          15,659                    9,423
Furniture and fixtures                            2,657                    1,537
Construction-in-progress                          3,371                    5,242
--------------------------------------------------------------------------------
                                                 39,693                   24,453
Less: accumulated depreciation                    3,928                    2,251
--------------------------------------------------------------------------------
   Total                                       $ 35,765                 $ 22,202
--------------------------------------------------------------------------------


Depreciation expense for the years ended December 31, 1998 and 1997 was $3.0 million and $1.3 million, respectively. For the nine months ended December 31, 1996, depreciation expense was $672,000.

The Company leases warehouse and office space under a non-cancelable operating lease which expires in 2003 and contains renewal options. The Company pays taxes, maintenance, insurance and certain other operating costs of the leased property. The Company also leases certain equipment which, in the aggregate, is not significant. Rent expense approximated $1.9 million, $0.6 million and $0.2 million in the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996, respectively. At December 31, 1998, future minimum annual rental commitments under non-cancelable operating leases are approximately $446,000 per year in 1999 through 2002 and $260,000 in 2003.

Note 8. Other Assets

Other assets are summarized as follows (in thousands):


                                     December 31, 1998         December 31, 1997
--------------------------------------------------------------------------------
Debt issuance costs                            $ 6,534                   $ 6,074
Deferred income taxes                               --                     1,156
Long-term notes receivable                         767                       251
--------------------------------------------------------------------------------
                                                 7,301                     7,481
Less: accumulated amortization                     439                       115
--------------------------------------------------------------------------------
Total                                          $ 6,862                   $ 7,366
--------------------------------------------------------------------------------

Note 9. Long-Term Debt

Long-term debt is summarized as follows (in thousands):


                                            December 31, 1998  December 31, 1997
--------------------------------------------------------------------------------
103/8 % senior subordinated notes due 2007           $ 73,000        $   100,000
13% secured term loan due 2003                         60,324               ----
Revolving line of credit                                   --              3,000
Other                                                     225                623
--------------------------------------------------------------------------------
                                                      133,549            103,623
Less: current portion                                     126             --
--------------------------------------------------------------------------------
                                                    $ 133,423          $ 103,623
--------------------------------------------------------------------------------

Annual maturities of outstanding indebtedness at December 31, 1998 are as follows (in thousands):


Year ended December 31,
--------------------------------------------------------------------------------
1999                                                                $        126
2000                                                                          99
2001                                                                        ----
2002                                                                        ----
2003                                                                      60,324
Thereafter                                                                73,000
--------------------------------------------------------------------------------
                                                                       $ 133,549

Term Loan
On December 8, 1998 the Company entered into loan agreements relating to a $75.0 million secured term loan (the "Secured Term Loan") and an $8.0 million unsecured term loan (the "Unsecured Term Loan"). The cash proceeds were used primarily to repay the $50.0 million secured term loan which financed the Johnson Products acquisition in July 1998 (see Note 3) and to purchase and retire $27.0 million of senior subordinated notes for $23.0 million. The Company recorded an extraordinary net gain of approximately $1.8 million (net of tax) resulting from the early retirement of the $27.0 million of senior notes and the write-off of related debt issuance costs. Of the remaining cash proceeds, approximately $4.3 million was used to pay transaction fees and expenses to investment bankers and other professionals, and $5.7 million was retained for working capital purposes.

On December 10, 1998, the proceeds from the sale of Cutex (see Note 4) were used to repay the $8.0 million Unsecured Term Loan and $14.7 million of the Secured Term Loan. As a result of this repayment, the Company recorded an extraordinary net loss of approximately $0.7 million (net of tax) related to the write-off of loan fees incurred for this debt.

The remaining $60.3 million of the Secured Term Loan bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The

Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. In the event of deferral, interest will be accrued at an annual rate of 16% for the month deferred and will be added to the outstanding principal amount of the loan. The capital stock and assets of Carson Products Company, the capital stock and assets of Johnson Products and the capital stock and intellectual property of Dermablend are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

Senior Subordinated Notes
In November 1997, the Company completed a private offering of $100.0 million aggregate principal amount of ten-year, fixed rate 10 3/8 % senior subordinated notes (the "offering"). In December 1997, the notes were exchanged for $100.0 million aggregate principal amount of ten-year, fixed rate 10 3/8 % senior subordinated notes which were registered under a Form S-4 Registration Statement and are publicly traded. The notes are currently guaranteed by the Company's wholly-owned subsidiaries, Carson Products Company, Johnson Products and Dermablend. The Company used the net proceeds from the offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under its then existing credit facility and to pay transaction fees and expenses of $4.4 million related to a new credit facility. The balance of the proceeds of the offering was used for working capital and general corporate purposes. As a result, the Company recognized an extraordinary loss of $2.1 million (net of the related tax benefit of $1.2 million) in 1997 for debt-related charges and write-offs. The indenture with respect to the notes contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness, and; (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

The senior subordinated notes had a carrying value of $73.0 million and a fair value of approximately $51.1 million at December 31, 1998. At December 31, 1997, the carrying value of $100.0 million approximated fair value. Fair value was determined by reference to quoted market prices.

Credit Facility
Concurrently with the consummation of the Company's initial public offering in October 1996 (see Note 1), the Company entered into a credit facility with Credit Agricole Indosuez, as agent and a lender, which included (i) a $15.0 million term loan A, (ii) a $10.0 million term loan B and (iii) a $15.0 million revolving credit facility, including up to $5.0 million of letters of credit. The Company used the proceeds from the initial public offering to retire senior subordinated notes, subordinated notes and junior subordinated notes which were issued in connection with the acquisition of the Company. During the nine months ended December 31, 1996, the Company recorded an extraordinary loss of $3.5 million (net of tax benefits of $2.4 million) for debt-related charges and write-offs related to these debt repayments. In addition, a shareholder forgave a portion of junior subordinated notes totaling $5.5 million, which is reflected as a capital addition in the statement of shareholders' equity.

In April 1997, the Company amended its credit facility with Credit Agricole Indosuez to change the Company's then existing $40.0 million senior credit facility to a $100.0 million senior credit facility consisting of $25.0 million of Term A loans, $50.0 million of Term B loans and a $25.0 million revolving loan commitment. The proceeds of the new term loans were used in part to finance the Cutex acquisition (see Note 3). In connection with the refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to Morningside Capital Group, L.L.C.

In July 1998 the Company terminated its senior secured credit facility with Credit Agricole Indosuez. As a result, the Company recognized an extraordinary loss of $0.9 million (net of tax) for the write-off of $1.6 million of debt financing costs related to the credit facility.

Note 10. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):


                                           December 31, 1998   December 31, 1997
--------------------------------------------------------------------------------
Compensation and benefits                            $ 4,359             $ 2,788
Accruals related to Cutex disposition                  4,207                ----
Promotional expenses                                   2,093                 839
Accruals related to restructuring                      1,455                ----
Interest                                               1,262               1,592
Self insurance                                         1,159                 766
Professional fees                                        985                 306
Advertising                                              702                 774
Property and sales taxes                                 697                  66
Other                                                  2,387                 282
--------------------------------------------------------------------------------
                                                    $ 19,306             $ 7,413

Note 11. Income Taxes

The following is a reconciliation of the statutory tax rate on income (loss) from continuing operations to the Company's effective tax rate for the periods noted:


                                                      Year Ended           Year Ended    Nine Months Ended
                                               December 31, 1998    December 31, 1997    December 31, 1996
----------------------------------------------------------------------------------------------------------
Statutory rate                                            34.0 %               34.0 %              (34.0)%
State income taxes, net of federal benefit                 1.1 %                1.2 %               (2.6)%
Foreign taxes                                             (3.2)%               ----                 33.8 %
Foreign tax credit                                      ----                   ----                (33.8)%
Loss on sale of management company
stock (see Note 12)                                     (178.6)%               ----                 ----
Valuation allowance                                      179.6 %               ----                 ----
Gain on sale of Carson South Africa stock                 23.5 %               ----                 ----
Goodwill                                                   5.8 %                6.1 %               21.8 %
Incentive compensation                                  ----                   ----                 93.9 %
Other                                                     (0.6)%               (4.2)%               56.6 %
------------------------------------------------------------------------------------------------------
Effective rate                                            61.6 %               37.1 %              135.7 %

Income tax expense (benefit) for the periods noted includes the following (in thousands):


                                                     Year Ended              Year Ended       Nine Months Ended
                                              December 31, 1998       December 31, 1997       December 31, 1996
---------------------------------------------------------------------------------------------------------------
Current:
    Federal                                          $     ----              $     ----              $    1,685
    State                                                   120                    ----                     405
    Foreign                                               3,389                   1,728                     594
                                               ----------------------------------------------------------------
Total current provision                                   3,509                   1,728                   2,684
                                               ----------------------------------------------------------------

Deferred:
    Federal                                                 697                     885                    (749)
    State                                                   137                     104                    (269)
    Foreign                                                 (44)                     62                      61
                                               ----------------------------------------------------------------
Total deferred provision                                    790                   1,051                    (957)
                                               ----------------------------------------------------------------

Total provision before extraordinary items                4,299                   2,779                   1,727
Extraordinary items                                          84                  (1,201)                 (2,351)
                                               ----------------------------------------------------------------
Total income tax expense (benefit)                   $    4,383              $    1,578              $     (624)

The effects of temporary differences which gave rise to the deferred tax asset and liability are as follows:

                                                      December 31, 1998               December 31, 1997
                                                     -------------------             -------------------

(in thousands)                                       Current        Long-term         Current       Long-term
Deferred domestic tax assets related to:
Inventories                                         $   6,036       $    ----       $     897       $    ----
Loss on sale of Cutex                                    ----           5,625            ----            ----
NOL carryforward                                         ----           4,181            ----             696
Accrued expenses                                        3,653             616             758            ----
Package design costs                                      383            ----            ----             538
Allowance for doubtful accounts                           924            ----            ----            ----
Foreign tax credit carryforward                          ----             702            ----             702
Deferred compensation                                    ----            ----            ----             622
State income tax credits and other                        156           1,130             101             256
---------------------------------------------------------------------------------------------------------------
                                                       11,152          12,254           1,756           2,814
Deferred domestic tax liabilities related to:
Inventories                                              (122)         (3,967)           (621)           ----
Amortization                                             ----         ( 2,869)           ----            ----
Property, plant and equipment                            ----          (2,152)           ----          (1,658)
Allowance for doubtful accounts                          ----            (219)           (923)           ----
Other                                                  (1,227)           (313)            (51)           ----
---------------------------------------------------------------------------------------------------------------
                                                       (1,349)         (9,520)         (1,595)         (1,658)
Deferred domestic tax asset                         $   9,803       $   2,734        $    161       $   1,156
Valuation allowance                                    (9,803)         (2,734)           ----            ----
---------------------------------------------------------------------------------------------------------------
Net deferred domestic tax asset                     $    ----       $    ----        $    161       $   1,156

Deferred foreign tax liability                      $    ----       $   (325)        $   ----       $    (143)
---------------------------------------------------------------------------------------------------------------

Management believes the recoverability of the Company's net domestic deferred tax asset is uncertain due to the recent domestic losses and therefore provided a valuation allowance against this asset in 1998.

Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($13.0 million at December 31, 1998 and $5.9 million at
December 31, 1997) because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently invested, additional deferred taxes of approximately $0.7 million and $0.6 million would have been provided at December 31, 1998 and December 31, 1997, respectively. The foreign tax credit carryforward and the net operating loss carryforward at December 31, 1998 expire in 2001 and 2018, respectively. State income tax credits expire generally in the years 2005 through 2007.

Note 12. Employee Benefit Plans

The Company has a profit sharing plan which covers substantially all United States employees. Contributions to the plan are discretionary, as determined by the Board of Directors. Contributions are made on an annual basis. The Company contributed $350,000 to the plan in 1998, $262,500 in 1997 and $401,000 for the nine months ended December 31, 1996.

The Company is obligated for retirement benefits to a former employee for the remainder of his (and his spouse's) life. The expected present value of this obligation ($1.5 million at December 31, 1998 and $1.7 million at December 31,
1997) is classified in other liabilities in the accompanying balance sheets.

The Company provides postretirement health care benefits to a limited number of key executives. The accumulated postretirement benefit obligation ("APBO") was $572,000 at December 31, 1998 and $548,000 at December 31, 1997. For measurement purposes, the cost of providing medical benefits was assumed to increase by 8% in the fiscal year ended December 31, 1998, decreasing to an annual rate of 7% after December 31, 2002, 6% after December 31, 2008 and 5% after December 31, 2014. The medical cost trend rate assumption could have an effect on amounts reported. The weighted average discount rate used in determining the APBO was 5.4% at December 31, 1998 and 8% at December 31, 1997. Net periodic postretirement benefit cost was $24,000 for 1998, $14,000 for 1997 and $18,000 for the nine months ended December 31, 1996.

In December 1998 the Company transferred the responsibility to provide medical and dental insurance coverage for its employees to Carson Management Co. ("CMC"), a subsidiary of the Company. The Company remains liable for these expenses if CMC is unable to satisfy the obligations. This responsibility was transferred to CMC to provide focused, strategic management and reduce the Company's health care costs. In order to facilitate the effective management of these costs, the Company has entered into a strategic partnership with a Savannah-based medical insurance consulting group (the "Consultant"). The Consultant purchased an interest in the participating preferred stock of CMC. This sale of preferred stock to the Consultant generated a taxable loss for the Company which is not recorded for financial reporting purposes and which appears as a reconciling item in the Company's income tax rate reconciliation (see Note
11).

The Company recognized $800,000 of compensation expense during the quarter ended June 30, 1996 relating to anticipated costs under certain equity-based long-term incentive compensation arrangements (such awards and compensation expense were based upon the fair market value of the Company at the time of the initial public offering). Such arrangements were awarded originally as stock appreciation rights ("SARs"). During 1996 the SARs were amended and converted into accelerated, immediately exercisable stock purchase rights, on a complete or partial basis, as agreed to by the Company and the awardee. The SARs entitled the holder to a specified value (determined as a percentage of the Company's equity value) over a fixed base value subject to five-year vesting requirements (or earlier upon a public offering or sale of the Company). Upon amendment and conversion, the SAR rights were canceled (and replaced with accelerated, immediately exercisable stock purchase rights which have been exercised). These rights have a fixed purchase price equal in amount to the canceled SARs' fixed base value.

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

Note 13. Stock Compensation Plans

The Company has two stock compensation plans, the "1996 Non-employee Directors Equity Incentive Program" and the "1996 Long-Term Incentive Plan-for employees", under which directors, officers and key employees may be granted options, restricted shares and stock appreciation rights. A total of 1,750,000 of the Company's Class A common shares are reserved for use in these plans. As of December 31, 1998, only awards of options and restricted shares were outstanding. Restricted shares were also granted to directors under the "Non-employee Directors Equity Incentive Program" in lieu of cash as compensation for serving on the board of directors and board committees. The restricted shares vest one-third each year over a three-year period. The amount of expense recorded in the statement of operations for the years ended December 31,1998 and 1997 was $200,000 and $40,000, respectively. There was no issuance of restricted shares in the nine months ended December 31, 1996. Options issued under these plans entitle the recipient to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Most of the options granted under these plans expire after ten years and vest one-third each year over a three-year period. A limited number vested after one year.

The following summarizes stock option activity for 1998 and 1997:

                                                               Weighted Average
                                        Number of Shares         Exercise Price
--------------------------------------------------------------------------------
Outstanding at December 31, 1996                       0             $     ----
    Granted                                      477,000                  10.74
    Canceled or expired                          (35,500)                 12.87
-------------------------------------------------------------------------------
Outstanding at December 31, 1997                 441,500                  10.56
    Granted                                      661,525                   3.30
    Canceled or expired                         (139,000)                 12.32
--------------------------------------------------------- ----------------------
Outstanding at December 31, 1998                 964,025             $     5.33

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the two stock option plans been determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of FAS 123, the Company's net income and basic and diluted earnings per share for the years ended December 31,1998 and 1997 would have been reduced to the unaudited pro forma amounts indicated below (in thousands except per share amounts):


                                                               1998         1997
                                                         -----------------------
Net income, as reported                                    $     91     $  1,668
Net income(loss), pro forma-unaudited                          (636)       1,243
Basic and diluted earnings per share, as reported              0.01         0.11
Basic and diluted earnings(loss) per share,
  pro forma-unaudited                                         (0.04)        0.08

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for those granted in 1998 and 1997, respectively: (i) dividend yield of 0% and 0%, (ii) expected volatility of 54% and 57%, (iii) risk-free interest rate of 4.7% and 6.5% and (iv) expected life of 6.0 years and 4.9 years. The weighted average fair value of the options granted during 1998 and 1997 was $1.89 and $4.74, respectively.

The following table summarizes information about stock options outstanding at December 31, 1998:



Exercise  Number Outstanding   Weighted Average Remaining  Number Exercisable at
  Price   at December 31, 1998           Contractual Life      December 31, 1998
--------------------------------------------------------------------------------
$ 14.00          30,000                    7.8                    20,000
  12.00          50,000                    8.2                    16,666
  10.94          25,000                    8.7                     8,333
   9.56          50,000                    8.5                    16,666
   9.22          40,000                    8.4                    13,333
   8.75          43,025                    9.3                      ----
   8.29          40,000                    9.4                      ----
   8.25           7,500                    9.0                     2,500
   7.50         100,000                    8.3                    66,666
   7.34          10,000                    9.4                      ----
   2.47         568,500                    9.9                      ----
--------------------------------------------------------------------------------
                964,025                    9.4                   144,164
--------------------------------------------------------------------------------


Note 14. Commitments and Contingencies

The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the business or financial condition, operations and cash flows of the Company. Also see Note 16.

At the beginning of 1997, the Company entered into purchase commitment agreements with two vendors. The duration of each commitment agreement is three years. The annual aggregate commitment amount under the two agreements is approximately $4.1 million. Total purchases under these agreements totaled $4.6 million and $4.1 million in 1998 and 1997, respectively.

Note 15. U.S. and Foreign Operations

The Company operates in one business segment, the manufacture and marketing of ethnic personal care products for people of color. The Company's operations are located primarily in the United States and South Africa. A sales subsidiary, Carson UK Limited ("Carson UK") was incorporated in January 1998 and manages sales in Europe for products which are manufactured in the United States. Financial information by geographic area is as follows:

                                  Year Ended          Year Ended   Nine Months Ended
                           December 31, 1998   December 31, 1997   December 31, 1996
------------------------  -------------------  ------------------  ------------------
Net Sales:
United States:
    Domestic                       $ 100,127           $  75,834           $  42,855
    Export                             5,681               7,524               4,147
Europe                                 5,715               4,611               4,127
South Africa                          39,183              21,662               8,809
------------------------  -------------------  ------------------  ------------------
                                   $ 150,706           $ 109,631           $  59,938
------------------------  -------------------  ------------------  ------------------
Net Sales sold under:
Carson label                       $  71,092           $  70,169           $  51,129
Johnson label                         25,244                ----                ----
Cutex label                           15,187              17,800                ----
South Africa label                     39,183              21,662               8,809
------------------------  -------------------  ------------------  ------------------
                                   $ 150,706           $ 109,631           $  59,938
------------------------  -------------------  ------------------  ------------------
Operating income (loss):
United States                      $ (37,671)          $   7,582           $     723
Europe                                 2,290                ----                ----
South Africa                           7,033               4,667               1,728
------------------------  -------------------  ------------------  ------------------
                                   $ (28,348)          $  12,249           $   2,451
------------------------  -------------------  ------------------  ------------------
Identifiable assets (at
end of period):
United States                      $ 256,369           $ 190,264           $  95,283
Europe                                 2,751                ----                ----
South Africa                          60,738              42,545              11,529
Eliminations                        (52,395)             (31,385)             (9,283)
------------------------  -------------------  ------------------  ------------------
                                   $ 267,463           $ 201,424           $  97,529
------------------------  -------------------  ------------------  ------------------

Principal brands sold under the Carson label include: Dark & Lovely, Excelle, Beautiful Beginnings Dark & Natural, Magic and Let's Jam. Principal brands sold under the Johnson label include: Gentle Treatment, Ultra Sheen, Sta-Sof-Fro, Posner, Ultra Star, Moxie, Soft'n Free, Classy Curl, Curly Perm and Afro Sheen. Principal brands sold under the South African label include: Dark & Lovely, Excelle, Gentle Treatment, Ultra Sheen, Beautiful Beginnings, Restore Plus, Dark & Natural, Magic and Sadie.

Transfers of products from the United States to South Africa were not material during the periods presented above. Export sales from the United States include sales to customers in the Caribbean and Africa. All product sold in Europe is produced in the United States and shipped directly to European customers. Intercompany profits have been eliminated in the schedule above.

Note 16. Certain Relationships and Related Transactions

Morningside
Carson Products and Morningside Capital Group, L.L.C. ("Morningside") entered into a Management Assistance Agreement dated August 23 , 1995 (the "Management Agreement"), pursuant to which Morningside (a shareholder of the Company) agreed to supply the services of a principal member of Morningside to the Company to provide certain advice and assistance. Such services are provided for a fee of $350,000 per year, payable on a monthly basis in advance plus reimbursement for out-of-pocket expenses. The termination date of the Management Agreement was August 23, 1998; however, the term of the agreement has been extended and shall continue until terminated by not less than 30 days' advance notice by either party. Under the Management Agreement, the Company paid Morningside approximately $127,000, $40,000 and $25,000 in 1998, 1997 and the nine months ended December 31, 1996, respectively, for reimbursement of out-of-pocket expenses.

In connection with the Johnson Products acquisition, Morningside received fees of $500,000 from the Company for arranging and negotiating the financing for the acquisition and performing other consulting and financial advisory services. The Company reimbursed Morningside for approximately $61,000 of out-of-pocket expenses incurred in connection with the acquisition. In addition, the Company reimbursed Morningside for approximately $94,000 of expenses related to the debt refinancing and the sale of Cutex in 1998. Morningside received fees of $520,000 and $125,000 in 1997 for services and expenses relating to the Cutex acquisition and the acquisition of the Let's Jam brand, respectively. Morningside received fees of $250,000 in November 1997 related to the offering of the Company's senior subordinated notes. In 1996, Morningside received a fee of $100,000 for arranging and negotiating the terms of the bank facility and performing other consulting and financial advisory services. In addition, the Company reimbursed Morningside for approximately $35,000 of out-of-pocket expenses incurred in connection with the initial public offering. From time to time Morningside may provide additional financial advisory services to the Company, for which Morningside will receive usual and customary compensation.

AM Cosmetics
Morningside AM Acquisition Corp. ("AM Acquisition") entered into a Subscription Agreement dated as of June 26, 1996 (the "Subscription Agreement") with Carson Products, providing for the purchase by Carson Products of 300 shares of cumulative payment-in-kind Preferred Shares (the "PIK Preferred Shares") issued by AM Acquisition, at a price of $10,000 per share. AM Acquisition was formed by Morningside on behalf of an investor group to acquire the assets of Arthur Matney Co., Inc. Certain key management personnel and shareholders of the Company are or have been key management and shareholders of AM Cosmetics. AM Cosmetics sells several brands of budget cosmetics, one of which is targeted at the African-American consumer. The PIK Preferred Shares are non-voting and are entitled to cumulative dividends payable quarterly in additional PIK Preferred Shares at a rate of 12% per annum. Additionally, the PIK Preferred Shares are subject to redemption in whole at the option of Carson Products on or after July 1, 2005 , at the stated value per share (which is $10,000 per share) plus an amount in cash equal to all accrued and unpaid dividends on the PIK Preferred Shares. During 1998, AM Cosmetics experienced significant financial difficulties and management turnover. The Company recorded a charge of $3.7 million to write off its investment in the PIK Preferred Shares, as a result of what management believes is a permanent impairment in this asset.

Concurrent with its investment in AM Acquisition, Carson Products entered into a Management Agreement (the "Carson - AM Management Agreement") with AM Cosmetics, pursuant to which Carson Products agreed to manage the business operations of and provide certain other services to AM Cosmetics. In return, Carson Products was entitled to fees equal to 1% of AM Cosmetics' annual net sales subject to a minimum of $500,000 for 1997. The contract was amended in 1997 to provide a fixed fee of $250,000 for 1998 and thereafter. For the years ended December 31, 1998 and 1997, the Company received $42,000 and $500,000, respectively, in management fees. The Company did not receive and therefore did not accrue revenue for the entire $250,000 of fees in 1998 due to the financial difficulties experienced by AM Cosmetics. In November 1998 AM Cosmetics served written notice of termination of the Carson-AM Management Agreement.

Pursuant to the Carson-AM Management Agreement, the parties entered into a manufacturing agreement in May 1997 which will expire on May 1, 1999 (the "AM Manufacturing Agreement"). Under the AM Manufacturing Agreement, AM Cosmetics
manufactured   the  Dark  &  Lovely  line  of  cosmetics   and  the  Cutex  nail
enamel/treatments and nail care treatment products in strict accordance with Carson Products' specifications. AM Cosmetics was entitled to a 25% profit margin above all costs, including general and administrative costs, on the cosmetics products it produced under the AM Manufacturing Agreement , except for Cutex products for which the pricing was specified by SKU. The Company purchased approximately $4.7 million and $2.0 million from AM Cosmetics in 1998 and 1997, respectively, under the AM Manufacturing Agreement. Currently, no production is being carried out pursuant to this contract.

Carson Products and AM Cosmetics also entered into a sales and marketing agreement (the "AM Sales/Marketing Agreement") in accordance with the Carson-AM Management Agreement in 1997. Under the AM Sales/Marketing Agreement, AM Cosmetics was entitled to a 7.5% sales commission on its sales of all Cutex products. Such sales commission was approximately $1.5 million and $1.2 million in 1998 and 1997, respectively. In December 1998, the Company served written notice of its intention to terminate the AM Sales/Marketing Agreement.


In December 1998 AM Cosmetics instituted an AAA arbitration proceeding in New York against the Company. In its first claim, AM Cosmetics asserts that the Company breached the Carson-AM Management Agreement by failing to provide management level personnel, thus causing AM Cosmetics to hire its own management team at its own cost and expense. In its second claim, AM Cosmetics asserts that the Company breached the AM Manufacturing Agreement by failing to pay AM Cosmetics for manufacturing certain goods and failing to reimburse it for certain marketing and research costs. Arbitrators were recently selected, and an initial conference with the arbitration panel is expected in the near future. AM Cosmetics has not yet specified its damages or provided any calculation of alleged losses. The Company disputes AM Cosmetics' claim for damages and is vigorously defending the matter. At this time, the ultimate resolution of the claim is unknown but is not expected to have a materially adverse effect on the Company's financial position, results of operations or cash flows.

Dr. Leroy Keith, Chairman of the Company, and Vincent A. Wasik, a controlling stockholder of the Company have ownership interests in AM Cosmetics. Dr. Keith serves as a member of AM Cosmetics' Board of Directors. In addition,

Lawrence E. Bathgate, II, a member of the Company's Board of Directors, serves as a member of AM Cosmetics' Board of Directors and as chairman of its executive committee.

Note 17. Subsequent Event

On February 21, 1999, the Company's President and Chief Executive Officer, Gregory J. Andrews died while on a business trip in South Africa. Malcolm R. Yesner was named President and Chief Executive Officer of the Company to succeed Mr. Andrews. Mr. Yesner also serves as Chief Executive Officer of Carson South Africa and as President, International Operations, for the Company.

Note 18. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial information for the years ended December 31, 1998 and 1997 is as follows (in thousands except per share data):

                                                                  First          Second           Third          Fourth
                                                                Quarter         Quarter         Quarter         Quarter
                                                       ----------------------------------------------------------------

Year Ended December 31, 1998:
Net sales                                                     $  31,797       $  29,174       $  44,563       $  45,172
Gross profit                                                     16,419           8,099          22,580          19,099
Income (loss) before extraordinary items                           (501)         17,716          (2,664)        (14,587)
Net income (loss)                                             $    (501)      $  17,716       $  (3,597)      $ (13,527)
Basic and diluted income (loss) per
common share:
    Income (loss) before extraordinary
    items                                                     $   (0.03)      $    1.18       $   (0.18)      $   (0.97)
    Net income (loss)                                         $   (0.03)      $    1.18       $   (0.24)      $   (0.90)

Year Ended December 31, 1997:
Net sales                                                     $  17,932       $  30,234       $  29,625       $  31,840
Gross profit                                                     10,052          16,238          16,070          16,761
Income (loss) before extraordinary items                            682           2,266           1,493            (687)
Net income (loss)                                             $     682       $   2,266       $   1,493       $  (2,773)
Basic and diluted income (loss) per
common share:
    Income (loss) before extraordinary
    items                                                     $    0.05      $      0.15       $     0.10      $    (0.05)
    Net income (loss)                                         $    0.05      $      0.15       $     0.10      $    (0.19)

Note 19. Consolidating Financial Information of Carson, Inc.

The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of Carson, Inc.'s 10 3/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are guaranteed on a senior subordinated basis by Carson Products, Johnson Products and Dermablend. Carson Products is a direct wholly-owned subsidiary of Carson, Inc. and Johnson Products and Dermablend are indirect wholly-owned subsidiaries of Carson, Inc., which were purchased by Carson Products in 1998. The following tables present condensed consolidating financial information for Carson, Inc., the guarantor subsidiaries, the non-guarantor subsidiaries of Carson, Inc. (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of Carson, Inc. and its subsidiaries. Separate financial statements for the guarantor subsidiaries are not included and the guarantor subsidiaries are not filing separate reports under the Securities Exchange Act of 1934, as amended, because the guarantor subsidiaries have fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the guarantor subsidiaries are not deemed material to investors.

Non-guarantor subsidiaries in 1998 include Carson South Africa and Carson UK. Carson UK was incorporated in 1998 and is an indirect wholly-owned subsidiary of Carson, Inc. Since Carson UK was not incorporated in 1997, but was a division of Carson Products, the results of sales to Europe for 1997 are included in the guarantor subsidiaries information . Carson South Africa, an indirect
52.8%-owned non-guarantor subsidiary of Carson, Inc., has three wholly-owned subsidiaries which are also non-guarantors: Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa
(EPZ) Limited. The financial information for these three non-guarantor subsidiaries is included in the consolidated financial statements of Carson South Africa. Carson, Inc. also has one inactive subsidiary (Carson Botswana (PTY Limited)), which is inconsequential to the Company and separate financial information for it has not been included in these tables. CMC is a direct wholly-owned subsidiary of Carson, Inc.

Consolidating Statement of Operations for the Year Ended December 31, 1998

                                                  Carson, Inc.      Guarantor  Non-guarantor                   Consolidated
                                                     (parent)    subsidiaries   subsidiaries    Eliminations    Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Net sales                                           $    ----       $ 105,808       $  44,898       $    ----       $ 150,706
Cost of goods sold                                       ----          63,034          21,475            ----          84,509
                                               --------------  --------------  --------------  --------------  --------------
    Gross profit                                         ----          42,774          23,423            ----          66,197

Marketing and selling expenses                           ----          35,534           8,610            ----          44,144
General and administrative expenses                      ----          26,056           5,490            ----          31,546
Loss on sale of business                                 ----          13,994            ----            ----          13,994
Restructuring expenses                                   ----           5,751            ----            ----           5,751
                                               --------------  --------------  --------------  --------------  --------------
    Operating expenses                                   ----          81,335          14,100            ----          95,435
                                               --------------  --------------  --------------  --------------  --------------
Cumulative effect of change in accounting
for subsidiary                                           ----             890            ----            ----             890
                                               --------------  --------------  --------------  --------------  --------------
    Operating (loss) income                              ----         (37,671)          9,323            ----         (28,348)

Other income, net                                        ----          33,154           2,175            ----          35,329
Equity in subsidiary earnings (net of
taxes)                                                     91           ----            ----              (91)           ----
                                               --------------  --------------- --------------  --------------  --------------
    Income (loss) before income taxes,
    minority interest and extraordinary item               91          (4,517)         11,498             (91)          6,981
Income taxes                                             ----            (954)         (3,345)           ----          (4,299)
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before minority
   interest and extraordinary item                         91          (5,471)          8,153             (91)          2,682
Minority interest                                        ----            ----          (2,718)           ----          (2,718)
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before extraordinary item                91          (5,471)          5,435             (91)            (36)
Extraordinary item, net of tax                           ----             127            ----            ----             127
                                               --------------  --------------  --------------  --------------  --------------
    Net income (loss)                               $      91      $   (5,344)      $   5,435       $     (91)     $       91
                                               ==============  ==============  ==============  ==============  ==============


Consolidating Statement of Operations for the Year Ended December 31, 1997

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Net sales                                           $    ----       $  87,969       $  21,662       $    ----       $ 109,631
Cost of goods sold                                       ----          39,782          10,728            ----          50,510
                                               --------------  --------------  --------------  --------------  --------------
    Gross profit                                         ----          48,187          10,934            ----          59,121

Marketing and selling expenses                           ----          24,036           4,122            ----          28,158
General and administrative expenses                      ----          16,569           2,145            ----          18,714
                                               --------------  --------------  --------------  --------------  --------------
    Operating expenses                                   ----          40,605           6,267            ----          46,872
                                               --------------  --------------  --------------  --------------  --------------

    Operating income(loss)                               ----           7,582           4,667            ----          12,249

Other income (expense)                                   ----          (5,365)            601            ----          (4,764)
Equity in subsidiary earnings (net of
taxes)                                                  1,668            ----            ----          (1,668)           ----
                                               --------------  --------------  --------------  --------------  --------------
    Income before income taxes,
    minority interest and
extraordinary item                                      1,668           2,217           5,268          (1,668)          7,485
Income taxes                                             ----             989           1,790            ----           2,779
                                               --------------  --------------  --------------  --------------  --------------
    Income before minority interest and
extraordinary item                                      1,668           1,228           3,478          (1,668)          4,706
Minority interest                                        ----            ----            (952)           ----            (952)
                                               --------------  --------------  --------------  --------------  --------------
    Income before extraordinary item                    1,668           1,228           2,526          (1,668)          3,754
Extraordinary item, net of tax                           ----          (2,086)           ----            ----          (2,086)
                                               --------------  --------------  --------------  --------------  --------------
    Net income                                       $  1,668         $  (858)        $ 2,526       $  (1,668)     $    1,668
                                               ==============  ==============  ==============  ==============  ==============


Consolidating Balance Sheet as of December 31, 1998

                                                  Carson, Inc.      Guarantor  Non-guarantor                   Consolidated
                                                     (parent)    subsidiaries   subsidiaries    Eliminations    Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Assets
Current assets:
    Cash                                            $    ----       $  12,320       $  16,386       $    ----      $   28,706
    Accounts receivable, net                              844          30,701          14,974          (7,566)         38,953
    Inventories, net                                     ----          13,993           8,832            ----          22,825
    Restricted cash                                      ----           4,500            ----            ----           4,500
    Other current assets                                 ----             307             362            ----             669
Property, plant and equipment, net                       ----          26,130           9,671             (36)         35,765
Intangible assets, net and other assets                  ----         124,997          11,048            ----         136,045
Investment in subsidiary                               68,316          43,421            ----        (111,737)           ----
                                               --------------  --------------  --------------  --------------  --------------
Total assets                                        $  69,160       $ 256,369       $  61,273       $(119,339)      $ 267,463
                                               ==============  ==============  ==============  ==============  ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $    ----       $  12,484       $   7,702       $  (7,602)      $  12,584
    Other current liabilities                            ----          18,569           9,726            ----          28,295
Long-term debt                                           ----         133,324              99            ----         133,423
Other liabilities                                        ----          23,676             325            ----          24,001
Common stock and paid in capital                       81,121          28,470          39,320         (67,790)         81,121
Other equity accounts                                  (8,041)        (15,193)         (8,910)         24,103          (8,041)
Retained earnings (Accumulated deficit)                (3,920)         55,039          13,011         (68,050)         (3,920)
                                               --------------  --------------  --------------  --------------  --------------
Total liabilities and stockholders' equity          $  69,160       $ 256,369       $  61,273       $(119,339)      $ 267,463
                                               ==============  ==============  ==============  ==============  ==============

Consolidating Balance Sheet as of December 31, 1997

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations    Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Assets
Current assets:
    Cash                                            $    ----       $   2,614       $  11,420       $       9       $  14,043
    Accounts receivable, net                             ----          24,058          10,817          (6,727)         28,148
    Inventories, net                                     ----          20,438           4,423            ----          24,861
    Other current assets                                 ----             730             102            ----             832
Property, plant and equipment, net                       ----          16,216           6,021             (35)         22,202
Intangible assets, net and other assets                  ----         101,690           9,762            (114)        111,338
Investment in subsidiary                               61,531          24,518            ----         (86,049)           ----
                                               --------------  --------------  --------------  --------------  --------------
Total assets                                       $   61,531       $ 190,264       $  42,545       $ (92,916)      $ 201,424
                                               ==============  ==============  ==============  ==============  ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $    ----       $  10,599       $   4,840       $  (6,872)      $   8,567
    Other current liabilities                            ----           6,047           8,321               5          14,373
Long-term debt                                           ----         103,000             623            ----         103,623
Other liabilities                                        ----           9,087           4,243            ----          13,330
Common stock and paid in capital                       69,172          16,760          20,131         (36,891)         69,172
Other equity accounts                                  (3,630)         (3,678)         (1,526)          5,204          (3,630)
Retained earnings (Accumulated deficit)                (4,011)         48,449           5,913         (54,362)         (4,011)
                                               --------------  --------------  --------------  --------------  --------------
Total liabilities and stockholders' equity          $  61,531       $ 190,264       $  42,545       $ (92,916)      $ 201,424
                                               ==============  ==============  ==============  ==============  ==============


     Consolidating Statement of Cash Flows for the Year Ended December 31, 1998

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Operating Activities:
   Net income (loss)                                $      91       $  (5,344)      $   5,435       $     (91)      $      91
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Gain on sale of subsidiary stock                   ----         (49,140)           ----            ----         (49,140)
      Loss on sale of business                           ----          13,994            ----            ----          13,994
      Non-cash special charges                           ----          11,596            ----            ----          11,596
      Loss on write-off of investment                    ----           3,768            ----            ----           3,768
      Depreciation and amortization                      ----           5,492           1,134            ----           6,626
      Extraordinary item, net of tax benefit             ----            (127)           ----            ----            (127)
      Minority interest in earnings of
      subsidiary                                         ----            ----           2,718            ----           2,718
      Other, net                                          (91)          3,929             115              91           4,044
      Changes in operating assets and
      liabilities                                        ----           6,621          (8,613)             (9)         (2,001)
                                               --------------  --------------  --------------  --------------  --------------
         Total adjustments                               ----          (3,867)         (4,646)             (9)         (8,522)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash provided by (used in )
      operating activities                               ----          (9,211)            789              (9)         (8,431)
                                               --------------   -------------- --------------  --------------  --------------
Investing Activities:
   Additions to property, plant and
   equipment                                             ----          (4,797)         (5,543)           ----         (10,340)
   Acquisitions of business assets, net of cash
   acquired                                              ----         (34,661)           ----            ----         (34,661)
   Net proceeds from sale of business                    ----          23,298            ----            ----          23,298
                                               --------------  --------------  --------------  --------------  --------------
      Net cash used in investing activities              ----         (16,160)         (5,543)           ----         (21,703)
                                               --------------  --------------  --------------  --------------  --------------
Financing Activities:
   Proceeds from long-term borrowings                    ----          93,500            ----            ----          93,500
   Principal payments on debt                            ----        (109,126)         (5,827)           ----        (114,953)
   Proceeds from sale of subsidiary stock                ----          55,216          19,230            ----          74,446
   Other                                                 ----          (4,513)           ----            ----          (4,513)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash provided by financing activities          ----          35,077          13,403            ----          48,480
                                               --------------  --------------  --------------  --------------  --------------
Effect of Exchange Rate Changes                          ----            ----          (3,683)           ----          (3,683)
                                               --------------  --------------  --------------  --------------  --------------
Net increase in Cash and Cash Equivalents                ----           9,706           4,966              (9)         14,663
Cash and Cash Equivalents at Beginning of
Period                                                   ----           2,614          11,420               9          14,043
                                               --------------  --------------  --------------  --------------  --------------
Cash and Cash Equivalents at End of Period          $    ----       $  12,320       $  16,386       $    ----       $  28,706
                                               ==============  ==============  ==============  ==============  ==============


Consolidating Statement of Cash Flows for the Year Ended December 31, 1997

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations    Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Operating Activities:
   Net income (loss)                                $   1,668       $  (1,810)      $   3,478       $  (1,668)      $   1,668
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                      ----           3,341             452            ----           3,793
      Extraordinary item, net of tax benefit             ----           2,086            ----            ----           2,086
      Other, net                                       (1,668)         (1,493)            463           2,954             256
      Changes in operating assets and
      liabilities                                        ----         (16,423)        (12,143)          3,485         (25,081)
                                               --------------  --------------  --------------  --------------  --------------
      Total adjustments                                (1,668)        (12,489)        (11,228)          6,439         (18,946)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash (used in) provided by
      operating activities                               ----         (14,299)         (7,750)          4,771         (17,278)
                                               --------------  --------------  --------------  --------------  --------------
Investing Activities:
   Additions to property, plant and
   equipment                                             ----          (6,626)         (1,631)             37          (8,220)
   Acquisitions of business assets, net of cash
   acquired                                              ----         (48,706)           (700)           ----         (49,406)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash (used in) provided by investing
       activities                                        ----         (55,332)         (2,331)             37         (57,626)
                                               --------------  --------------  --------------  --------------  --------------
Financing Activities:
   Proceeds from long-term borrowings                    ----         162,848           3,763             249         166,860
   Principal payments on long-term debt                  ----         (92,175)           ----            (486)        (92,661)
   Proceeds from sale of equity from
   subsidiary                                            ----            ----          15,129          (4,572)         10,557
                                               --------------  --------------  --------------  --------------  --------------
      Net cash provided by (used in) financing
      activities                                         ----          70,673          18,892          (4,809)         84,756
                                               --------------  --------------  --------------  --------------  --------------
Net increase in Cash and Cash Equivalents                ----           1,042           8,811              (1)          9,852
Cash and Cash Equivalents at Beginning of
Period                                                   ----           1,572           2,609              10           4,191
                                               --------------  --------------  --------------  --------------  --------------
Cash and Cash Equivalents at End of Period          $    ----       $   2,614       $  11,420       $       9       $  14,043
                                               ==============  ==============  ==============  ==============  ==============

Independent Auditors' Report

Board of Directors and Stockholders of Carson, Inc.:

     We have audited the accompanying consolidated balance sheets of Carson, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1998 and 1997 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects the financial position of Carson, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
February 26, 1999

Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                                     PART III

Item 10.  Directors and Executive Officers of the Registrant

Information concerning directors is incorporated by reference to "Proposal Number 1 - Election of Directors" in the Company's Proxy Statement to be filed for its 1999 Annual Meeting of Stockholders( the "Proxy Statement"). Information concerning executive officers who are not directors is incorporated by reference to page 13 of the Proxy Statement. Reference is also made to Item 4(A), Part I of this report, "Executive Officers of the Registrant," which information is incorporated herein.

Section 16(a) of the Exchange Act requires the directors, executive officers and persons who own beneficially more than 10% of certain equity securities of the Company to file reports of ownership with the Commission. Copies of all such reports are required to be furnished to the Company. Based on the reports received by the Company (and on written representations from the reporting persons), the Company believes that each of the Company's directors, officers and 10% beneficial owners of its Class A Common Stock filed on a timely basis the required Forms 3, 4 or 5 at the time such forms were due, except for Malcolm Yesner, who inadvertently failed to file on a timely basis Form 3 and Form 4 with respect to six transactions.

Item 11.  Executive Compensation

This information is incorporated  herein by reference to "Compensation and Other
Transactions   with  Executive   Officers  and  Directors  -  Executive  Officer
Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

This information is incorporated herein by reference to "Principal Stockholders and Management Ownership" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

This information is incorporated herein by reference to "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report::

      1.    Financial Statements

The Consolidated Financial Statements included herein contain the Balance Sheet as of December 31, 1998 and 1997, the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the nine months ended December 31, and the related report of Deloitte Touche LLP.

(b) The Company filed a report on Form 8-K on December 24,1998, which contained the Asset Purchase Agreement between Carson Products Company and The Cutex Company, dated as of December 9, 1998; the License Agreement dated as of December 9, 1998; the Option Agreement between Carson Products Company and the Cutex Company, dated as of December 9, 1998; the Secured Term Loan Agreement between Carson Products Company, Carson Inc., the Lenders party thereto and Norwest Bank Minnesota, N. A. as Collateral Agent, dated as of December 8, 1998; Press Release dated December 10, 1998; and Press Release dated December 11, 1998.


      2. Exhibits incorporated by reference or filed with this report


--------------------------------------------------------------------------------
Number            Description
--------------------------------------------------------------------------------
*3.1        Amended and Restated Certificate of Incorporation of Carson, Inc.
*3.2        By-laws of Carson, Inc.
***3.3      Restated Certificate of Incorporation of Carson Products Company
***3.4      By-laws of Carson Products Company
***4.1      Indenture, dated as of November 6, 1997, among  Carson, Inc., Carson
            Products Company and Marine Midland Bank, as trustee
***4.2      Form of 103/8% Senior Subordinated Note due 2007, Series B (included as Exhibit B to Exhibit 4.1)
4.3         First  Supplemental  Indenture, dated  as  of  July  14, 1998  among
            Carson, Inc., Carson  Products  Company, Johnson  Products Co. Inc.,
            Dermablend, Inc. and Marine Midland Bank.
*9          Voting Trust Agreement dated as of August 23, 1995, by and among Dr.
            Leroy  Keith, S. Garrett  Stonehouse,  Harrow-Lewis  Corporation and
            Northwest Capital, Inc.
*10.1       Employment Agreement dated as of August 23, 1995, as  amended  as of
            July 31,  1996,  between  Carson  Products  Company  and  Dr.  Leroy
            Keith
*10.2       Employment Agreement dated as of July 7, 1995, as amended as of July
            31, 1996, between Carson Products Company and Joyce Roche
*10.3       Employment Agreement dated as of June 7, 1995, as amended as of July
            31, 1996, between Carson Products Company and Dennis E. Smith
*10.4       Employment Agreement dated as of June 7, 1995, as amended as of July
            31, 1996, between Carson Products Company and John P. Brown, Jr.
*10.7       Employment Agreement dated as of September 1, 1995, as amended as of
            July  31,1996, between  Carson Products Company and Allena Lee-Brown
*10.8       Employment  Agreement  dated as of March 11, 1996, as  amended as of
            July 31, 1996, between Carson Products Company and Miriam Muley

***10.9     Employment  Agreement  dated  as  of  May  9, 1997,  between  Carson
            Products Company and Robert W. Pierce
*10.10      Management Assistance Agreement dated as of August 23, 1995  between
            Carson Products Company and Morningside Capital Group L.L.C.
***10.11    First Amendment dated as of  October  18,  1996  to  the  Management
            Assistance Agreement dated as of  August  23,  1995  between  Carson
            Products Company and Morningside Capital Group L.L.C.
***10.12    Second Amendment dated  as of  November 6,  1996  to the  Management
            Assistance Agreement dated  as of  August  23, 1995  between  Carson
            Products Company and Morningside Capital Group L.L.C.
*10.13      Management  Agreement  dated  as  of  June  26, 2996  between Carson
            Products Company and AM Cosmetics, Inc.
***10.14    First Amendment dated as of June 1, 1997 to the Management Agreement dated as of June 26, 1996 between  Carson  Products  Company  and AM
            Cosmetics, Inc.
***10.15    Second Amendment dated as of  October  6,  1997  to  the  Management
            Agreement dated as of June 26, 1996 between Carson Products  Company and AM Cosmetics, Inc.
*10.16      Subscription  Agreement  dated  as of June  26,  1996 between Carson
            Products Company and Morningside AM Acquisition Corp.
*10.17      Carson, Inc. 1996 Long-term Incentive Plan
*10.18      Carson, Inc. 1996 Non-Employee Directors Equity Incentive Program
*10.19      Subscription  Agreement  dated  as  of August 23, 1995 by  and among
            Carson, Inc. and Investors set forth in Schedule I
*10.20      Subscription  Agreement  dated  as of  August  23, 1995 by and among
            Carson, Inc. and DNL Partners, Limited Partnership
*10.21      Subscription  Agreement  dated  as  of  August 23, 1995 by and among
            Carson, Inc. and Indosuez Carson Partners and Indosuez CM II, Inc.
*10.22      Subscription  Agreement  dated  as of August 15, 1995 by  and  among
            Carson, Inc. and the individuals (outside directors) named therein
*10.23      Subscription  Agreement dated  as  of August 15, 1995 by  and  among
            Carson, Inc. and  the  individuals (members  of  senior  management)
            named therein
*10.24      Licensing Agreement dated April 7, 1994, as  amended  May  14, 1996, between  Carson Products Company  and Carson  Products Company  S.A.
            (Proprietary) Limited
*10.25      Distribution Agreement dated  May  14, 1996  between Carson Products
            Company and Carson Products Company S.A. (Proprietary) Limited
*10.26      Promissory note between Joyce Roche and Carson, Inc.

*10.27      Promissory note between John P. Brown and Carson, Inc.
*10.28      Promissory note between Dennis Smith and Carson, Inc.
*10.33      Pledge  Agreement  dated August 13, 1996 between  John P.  Brown and
            Carson, Inc.
*10.34      Pledge  Agreement  dated  August 13, 1996 between  Miriam  Muley and
            Carson, Inc.
*10.35      Pledge  Agreement  dated  August 13, 1996  between  Joyce  Roche and
            Carson, Inc.
*10.36      Pledge  Agreement  dated  August  13, 1996  between Dennis Smith and
            Carson, Inc.
**10.37     Asset Purchase Agreement dated as of March 27, 1997  between  Carson
            Products Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.38     Asset Purchase Agreement dated as of March 27, 1997  between  Carson
            Products Company and Jean Philippe Fragrances, Inc.
**10.39     Service Agreement dated as of April 30, 1997 between Carson Products
            Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
**10.40     Broker  Agreement  dated as  of September  19, 1997  between  Carson
            Products Company and AM Cosmetics, Inc.
***10.41    Manufacturing Agreement dated as of April 30,  1997  between  Carson
            Products Company and AM Cosmetics, Inc.
***10.42    Credit Agreement dated as of November 6, 1997 among  Carson Products
            Company, Credit  Agricole  Indosuez and the lenders named therein
***10.43    Term Loan and Revolving  Credit  Deed  to Secure Debt, Assignment of
            Leases and  Security  Agreement  dated  as of  November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.44    Borrower  General  Security  Agreement  dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.45    Borrower  Intellectual  Property  Security  Agreement  dated  as  of
            November 6, 1997 made by Carson  Products Company in favor of Credit
            Agricole Indosuez
***10.46    Borrower  Securities  Pledge  Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
***10.47    Holdings  Securities Pledge  Agreement  dated as of November 6, 1997 made by Carson, Inc. In favor of Credit Agricole Indosuez
+++10.48    Employment  Agreement  dated as  of  July  14, 1997, between  Carson
            Products Company and Richard A. Bozzell
+++10.49    Employment Agreement dated as of September  8, 1997, between  Carson
            Products Company and Donald Riley
+++10.50    Promissory Note between Miriam Muley and Carson, Inc.
+10.51      Asset Purchase Agreement dated as of 27 October, 1997 between Carson
            Products  (Proprietary) Limited  and A  & J  Cosmetics (Proprietary)
            Limited
****10.52   Employment  Agreement  dated  as of July 1 1998, by and among Carson
            Carson Products Company and Gregory Andrews
****10.53   Employment  Agreement  dated  as of June 8, 1998 by and among Carson
            Products Company and Aurelia Waldon
++10.54     Credit  Agreement  among  Carson  Products Company, Carson Inc., and
            IVAX Corporation dated as of July 14, 1999
++10.55     Purchase Agreement by and between IVAX Corporationa and Carson, Inc.
            dated as of June 16,1998
***12.1     Statement re Computation of Ratio of Earnings to Fixed Charges
*16         Letter  regarding   Change  in  Certifying   Accountant  from  Price
            Waterhouse LLP
***18       Letter  re Change  in Accounting  Principles,  dated August 11, 1997 from  Deloitte &  Touche LLP to Carson, Inc., incorporated herein by reference to  Carson, Inc.'s  Quarterly  Report  on Form 10-Q of the
            quarter ended June 30, 1997, as amended
21.1        Subsidiaries of Carson, Inc.
***24.1     Powers  of  Attorney  (included on  signature  pages of  this Annual
            Report on Form 10-K)
27          Financial Data Schedule


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

+++ Incorporated herein by reference to Carson Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,1997

+ Certain confidential portions of Exhibit 10.50 have been omitted from this public filing and filed separately with the Securities and Exchange Commission pursuant to rule 406 under the Securities Act of 1933, as amended.

++ Incorporated herein by reference to Carson, Inc.'s Current Report on Form 8-K as of July 29, 1998, as amended by Form 8-KA dated September 25, 1998

**** Incorporated herein by reference to Carson, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CARSON, INC.

Date: March 30, 1999                        By:/s/ Dr. Leroy Keith
                                                   Chairman  and Director
                                                   Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Leroy Keith and Robert W. Pierce his or her true and lawful attorneys-in-fact and agents, with full power of substitution and revocation, for him or her in his or her name, place and stead in any and all capacities to sign any and all amendments to this report and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitutes may lawfully do or cause to be done by virtue hereof.


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included.


Date: March 30, 1999                        By:/s/ Dr. Leroy Keith
                                                   Chairman and Director

Date: March 30, 1999                        By:/s/ Malcolm R. Yesner
                                                   President and Chief Executive
                                                   Officer and Director

Date: March 30, 1999                        By:/s/ Lawrence E. Bathgate, II
                                                   Director

Date: March 30, 1999                        By:/s/ Suzanne de Passe
                                                   Director

Date: March 30, 1999                        By:/s/ Melvyn J. Estrin
                                                   Director

Date: March 30, 1999                        By:/s/ John L. Sabre
                                                   Director

Date: March 30, 1999                        By:/s/ Vincent A. Wasik
                                                   Director

Date: March 30, 1999                        By:/s/ Robert W. Pierce
                                            Executive  Vice   President,   Chief
                                            Financial  Officer   and   Corporate
                                            Secretary  (Principal Accounting and
                                            Financial Officer)