Form 10-Q
period 1999-03-31
CARSON INC
filed 1999-05-17
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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


   At April 15, 1999, 9,816,162 shares of the registrant's Class A Common Stock, par value $0.01 per share, and 5,304,700 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                              Page

         Item 1.

         Condensed Consolidated Balance Sheets
         March 31, 1999 and December 31, 1998..................................3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 1999 and 1998............................4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and 1998............................5

         Notes to Condensed Consolidated Financial Statements...............6-12

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................13-16


Part II.  Other Information...................................................17


         Item 6.

         (a) Exhibits ........................................................17

         (b) Reports on Form 8-K..............................................17

         Signatures...........................................................18

                                  CARSON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                 (In thousands, except share and per share data)


                                                                                                        March 31,     December 31,
                                            ASSETS                                                          1999             1998
                                                                                                     ============     ============
                                                                                                      (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                                     $    17,878      $    28,706
       Accounts receivable less allowances of $6,268 and $6,457 at March 31, 1999 and
            December 31, 1998, respectively                                                               40,305           38,953
       Inventories                                                                                        22,065           22,825
       Restricted cash                                                                                     4,001            4,500
       Other current assets                                                                                  935              669
                                                                                                     ------------     ------------
              Total current assets                                                                        85,184           95,653

PROPERTY, PLANT AND EQUIPMENT, net                                                                        36,729           35,765

INTANGIBLES, net                                                                                         127,530          129,183

OTHER ASSETS                                                                                               6,472            6,862

                                                                                                     ------------     ------------
                      TOTAL ASSETS                                                                   $   255,915      $   267,463
                                                                                                     ============     ============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                              $     8,850      $    12,584
       Due for A&J Cosmetics                                                                                  --            6,355
       Accrued expenses                                                                                   19,343           19,306
       Income taxes payable                                                                                1,803            2,508
       Current maturities of long-term debt                                                                   --              126
                                                                                                     ------------     ------------
            Total current liabilities                                                                     29,996           40,879

LONG-TERM DEBT                                                                                           134,270          133,423

OTHER LIABILITIES                                                                                          3,315            3,345

MINORITY INTEREST IN SUBSIDIARY                                                                           20,241           20,656

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                        --               --
       Common stock:
            Class A, voting, $.01 par value, 150,000,000 shares authorized,  9,816,162 and
            7,926,485 shares issued as of March 31, 1999 and December 31, 1998, respectively                  98               79
            Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 0 and 1,859,677 shares
            issued and outstanding as of March 31, 1999 and December 31, 1998, respectively                   --               19
            Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,334,700 and 5,304,700
            shares issued as of March 31, 1999 and December 31, 1998, respectively                            53               53

       Paid-in capital                                                                                    80,970           80,970
       Accumulated deficit                                                                                (3,740)          (3,920)
       Accumulated other comprehensive losses                                                             (7,725)          (6,495)
       Notes receivable from shareholders, net of discount                                                (1,226)          (1,209)
       Treasury stock, 13,245 shares of Class A common stock and 28,969 shares of Class C
                      common stock                                                                          (337)            (337)
                                                                                                     ------------     ------------
            Total stockholders' equity                                                                    68,093           69,160

                                                                                                     ------------     ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $   255,915      $   267,463
                                                                                                     ============     ============

                        See notes to condensed consolidated financial statements.


                                  CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                      (In thousands, except per share data)


                                                               Three Months Ended March 31,
                                                              ==============================
                                                                     1999              1998
                                                              ============      ============



Net sales                                                     $    41,653       $    31,797
Cost of goods sold                                                 19,885            15,378
                                                              ------------      ------------
Gross profit                                                       21,768            16,419
                                                              ------------      ------------

Marketing and selling expenses                                     10,324             8,691
General and administrative expenses                                 7,227             5,948
                                                              ------------      ------------
Operating expenses                                                 17,551            14,639
                                                              ------------      ------------

Operating income                                                    4,217             1,780

Interest expense                                                   (4,277)           (2,837)
Other income, net                                                     890               539
                                                              ------------      ------------

Income (loss) before income taxes and minority interest               830              (518)

(Provision for) benefit from  income taxes                           (110)              335
                                                              ------------      ------------
Income (loss) before minority interest                                720              (183)

Minority interest in earnings of subsidiary                          (540)             (318)
                                                              ------------      ------------
Net income (loss)                                             $       180       $      (501)
                                                              ============      ============


Basic and diluted net income (loss) per common share          $      0.01       $     (0.03)
                                                              ============      ============

Weighted average common shares outstanding                         15,079            14,993


                                                              ============      ============


               See notes to condensed consolidated financial statements.


                                  CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)



                                                                    Three Months Ended March 31,
                                                                           1999            1998
                                                                    ============   ============

OPERATING ACTIVITIES:
     Net income (loss)                                              $       180    $      (501)
     Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
            Depreciation and amortization                                 1,759          1,608
            Provision for doubtful accounts                                 334            103
            Minority interest in earnings of subsidiary                     540            318
            Other, net                                                      364           (298)
            Changes in operating assets and liabilities:
                   Accounts receivable                                   (2,252)        (2,066)
                   Inventories                                              341         (4,075)
                   Restricted cash                                          499             --
                   Other current assets                                    (283)            (7)
                   Accounts payable                                      (3,595)         1,585
                   Accrued liabilities                                       73          2,013
                   Income taxes payable                                    (604)           383
                                                                    ------------   ------------
                        Total adjustments                                (2,824)          (436)
                                                                    ------------   ------------
            Net cash used in operating activities                        (2,644)          (937)
                                                                    ------------   ------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                          (2,064)        (1,090)
                                                                    ------------   ------------
            Net cash used in investing activities                        (2,064)        (1,090)
                                                                    ------------   ------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                     897          2,000
     Principal payments on long-term debt                                   (45)        (3,089)
     Payment on A&J Cosmetics payable                                    (6,171)        (5,416)
     Other, net                                                             (58)          (327)
                                                                    ------------   ------------
            Net cash used in financing activities                        (5,377)        (6,832)
                                                                    ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES                                            (743)            --

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (10,828)        (8,859)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         28,706         14,043
                                                                    ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    17,878    $     5,184
                                                                    ============   ============


                 See notes to condensed consolidated financial statements.


                                   CARSON, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

    The accompanying condensed consolidated interim financial statements of Carson, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.


2.    Inventories

Inventories are summarized as follows (in thousands):


                                      March 31, 1999           December 31, 1998
                             -----------------------     -----------------------
Raw materials                               $  9,751                    $  9,979
Work-in-process                                2,144                       1,938
Finished goods                                10,170                      10,908
                             -----------------------     -----------------------
                                            $ 22,065                    $ 22,825
                             =======================     =======================



3.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized as follows (in thousands):


                                                Three Months       Three Months
                                                       Ended              Ended
                                              March 31, 1999     March 31, 1998
                                            ----------------   ----------------
Net income (loss)                                   $    180           $   (501)

Other comprehensive loss:
Change in equity due to foreign currency
translation adjustments                               (1,230)              (138)
                                            ----------------   ----------------
Comprehensive loss                                  $ (1,050)          $   (639)
                                            ================   ================

4.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998 and is effective for fiscal years beginning after June 15, 1999. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.


5.   Consolidating Financial Information of Carson, Inc.

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

Non-guarantor  subsidiaries  include  Carson  Holdings  Limited  ("Carson  South
Africa")  and  Carson  UK  Limited  ("Carson  UK").  Carson  UK is  an  indirect wholly-owned subsidiary of Carson, Inc. Carson South Africa, an indirect 52.6%-owned non-guarantor subsidiary of Carson, Inc., has three wholly-owned subsidiaries which are also non-guarantors: Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa
(EPZ) Limited. The financial information for these three non-guarantor subsidiaries is included in the consolidated financial statements of Carson South Africa. Carson, Inc. also has one inactive subsidiary (Carson Botswana (PTY Limited)), which is inconsequential to the Company and separate financial information for it has not been included in these tables. Carson Management Company is a direct majority-owned subsidiary of Carson, Inc.

Consolidating Statement of Operations for the Three Months Ended March 31, 1999

                                                Carson, Inc.        Guarantor    Non-guarantor                      Consolidated
                                                    (parent)     subsidiaries     subsidiaries    Eliminations      Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Net sales                                           $   ----         $ 30,684         $ 10,969         $  -----         $ 41,653
Cost of goods sold                                      ----           14,441            5,444             ----           19,885
                                              --------------   --------------   --------------   --------------   --------------
    Gross profit                                        ----           16,243            5,525             ----           21,768
Marketing and selling expenses                          ----            8,153            2,171             ----           10,324
General and administrative expenses                     ----            5,677            1,550             ----            7,227
                                              --------------   --------------   --------------   --------------   --------------
    Operating (loss) income                             ----            2,413            1,804             ----            4,217
Other income, net                                       ----           (4,062)             675             ----           (3,387)
Equity in subsidiary earnings (net of taxes)             180             ----             ----             (180)            ----
                                              --------------   --------------   --------------   --------------   --------------
    Income (loss) before income taxes and
    minority interest                                    180           (1,649)           2,479             (180)             830
Income taxes                                            ----              611             (721)            ----             (110)
                                              --------------   --------------   --------------   --------------   --------------
    Income (loss) before minority interest               180           (1,038)           1,758             (180)             720
Minority interest                                       ----             ----             (540)            ----             (540)
                                              --------------   --------------   --------------   --------------   --------------
    Net income (loss)                               $    180         $ (1,038)        $  1,218         $   (180)        $    180
                                              ==============   ==============   ==============   ==============   ==============



Consolidating Statement of Operations for the Three Months Ended March 31, 1998

                                                Carson, Inc.        Guarantor    Non-guarantor                      Consolidated
                                                    (parent)     subsidiaries     subsidiaries     Eliminations     Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Net sales                                           $   ----         $ 22,221         $  9,576         $   ----         $ 31,797
Cost of goods sold                                      ----           10,267            5,111             ----           15,378
                                              --------------   --------------   --------------   --------------   --------------
    Gross profit                                        ----           11,954            4,465             ----           16,419
Marketing and selling expenses                          ----            7,261            1,430             ----            8,691
General and administrative expenses                     ----            4,842            1,106             ----            5,948
                                              --------------   --------------   --------------   --------------   --------------
    Operating (loss) income                             ----             (149)           1,929             ----            1,780
Other income, net                                       ----           (2,620)             322             ----           (2,298)
Equity in subsidiary earnings (net of taxes)            (501)            ----             ----              501             ----
                                              --------------   --------------   --------------   --------------   --------------
    Income (loss) before income taxes and
    minority interest                                   (501)          (2,769)           2,251              501             (518)
Income taxes                                            ----            1,071             (736)            ----              335
                                              --------------   --------------   --------------   --------------   --------------
    Income (loss) before minority interest              (501)          (1,698)           1,515              501             (183)
Minority interest                                       ----             ----             (318)            ----             (318)
                                              --------------   --------------   --------------   --------------   --------------
    Net income (loss)                               $   (501)        $ (1,698)        $  1,197         $    501         $   (501)
                                              ==============   ==============   ==============   ==============   ==============


Consolidating Balance Sheet as of March 31, 1999

                                                Carson, Inc.        Guarantor    Non-guarantor                      Consolidated
                                                    (parent)     subsidiaries     subsidiaries     Eliminations     Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Assets
Current assets:
    Cash                                            $   ----         $  8,044         $  9,834        $    ----         $ 17,878
    Accounts receivable, net                             827           29,711           13,235           (3,468)          40,305
    Inventories, net                                    ----           13,677            8,388             ----           22,065
    Restricted cash                                     ----            4,001             ----             ----            4,001
    Other current assets                                ----              464              471             ----              935
Property, plant and equipment, net                      ----           26,963            9,802              (36)          36,729
Intangible assets, net and other assets                 ----          123,560           10,442             ----          134,002
Investment in subsidiary                              67,266           42,753             ----         (110,019)            ----
                                              --------------   --------------   --------------   --------------   --------------
Total assets                                        $ 68,093         $249,173         $ 52,172        $(113,523)        $255,915
                                              ==============   ==============   ==============   ==============   ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $   ----         $  6,799         $  5,525        $  (3,474)        $  8,850
    Other current liabilities                           ----           17,703            3,443             ----           21,146
Long-term debt                                          ----          134,129              141             ----          134,270
Other liabilities                                       ----           23,246              310             ----           23,556
Common stock and paid in capital                      81,121           28,470           39,320          (67,790)          81,121
Other equity accounts                                 (9,288)         (16,436)         (10,937)          27,373           (9,288)
Retained earnings (Accumulated deficit)               (3,740)          55,262           14,370          (69,632)          (3,740)
                                              --------------   --------------   --------------   --------------   --------------
Total liabilities and stockholders' equity          $ 68,093         $249,173         $ 52,172        $(113,523)        $255,915
                                              ==============   ==============   ==============   ==============   ==============



Consolidating Balance Sheet as of December 31, 1998

                                                  Carson, Inc.      Guarantor    Non-guarantor                      Consolidated
                                                     (parent)    subsidiaries     subsidiaries     Eliminations     Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Assets
Current assets:
    Cash                                            $   ----         $ 12,320         $ 16,386        $    ----         $ 28,706
    Accounts receivable, net                             844           30,701           14,974           (7,566)          38,953
    Inventories, net                                    ----           13,993            8,832             ----           22,825
    Restricted cash                                     ----            4,500             ----             ----            4,500
    Other current assets                                ----              307              362             ----              669
Property, plant and equipment, net                      ----           26,130            9,671              (36)          35,765
Intangible assets, net and other assets                 ----          124,997           11,048             ----          136,045
Investment in subsidiary                              68,316           43,421             ----         (111,737)            ----
                                              --------------   --------------   --------------   --------------   --------------
Total assets                                        $ 69,160         $256,369         $ 61,273        $(119,339)        $267,463
                                              ==============   ==============   ==============   ==============   ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $   ----         $ 12,484         $  7,702        $  (7,602)        $ 12,584
    Other current liabilities                           ----           18,569            9,726             ----           28,295
Long-term debt                                          ----          133,324               99             ----          133,423
Other liabilities                                       ----           23,676              325             ----           24,001
Common stock and paid in capital                      81,121           28,470           39,320          (67,790)          81,121
Other equity accounts                                 (8,041)         (15,193)          (8,910)          24,103           (8,041)
Retained earnings (Accumulated deficit)               (3,920)          55,039           13,011          (68,050)          (3,920)
                                              --------------   --------------   --------------   --------------   --------------
Total liabilities and stockholders' equity          $ 69,160         $256,369         $ 61,273        $(119,339)        $267,463
                                              ==============   ==============   ==============   ==============   ==============


Consolidating Statement of Cash Flows for the Three Months Ended March 31, 1999


                                                  Carson, Inc.      Guarantor    Non-guarantor                      Consolidated
                                                     (parent)    subsidiaries     subsidiaries     Eliminations     Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Operating Activities:
   Net income (loss)                                $    180         $ (1,039)        $  1,219        $    (180)        $    180
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                     ----            1,439              320             ----            1,759
      Minority interest in earnings of
      subsidiary                                        ----             ----              540             ----              540
      Other, net                                        (180)             561              137              180              698
      Changes in operating assets and
      liabilities                                       ----           (5,247)            (574)            ----           (5,821)
                                              --------------   --------------   --------------   --------------   --------------
         Total adjustments                              (180)          (3,247)             423              180           (2,824)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash provided by (used in )
      operating activities                              ----           (4,286)           1,642             ----           (2,644)
                                              --------------   --------------   --------------   --------------   --------------
Investing Activities:
   Additions to property, plant and
   equipment                                            ----           (1,237)            (827)            ----           (2,064)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash used in investing activities             ----           (1,237)            (827)            ----           (2,064)
                                              --------------   --------------   --------------   --------------   --------------
Financing Activities:
   Proceeds from long-term borrowings                   ----              805               92             ----              897
   Principal payments on debt                           ----             ----           (6,216)            ----           (6,216)
   Other                                                ----              441             (499)            ----              (58)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash provided by financing activities         ----            1,246           (6,623)            ----           (5,377)
                                              --------------   --------------   --------------   --------------   --------------
Effect of Exchange Rate Changes                         ----             ----             (743)            ----             (743)
                                              --------------   --------------   --------------   --------------   --------------
Net increase in Cash and Cash Equivalents               ----           (4,277)          (6,551)            ----          (10,828)
Cash and Cash Equivalents at Beginning of
Period                                                  ----           12,320           16,386             ----           28,706
                                              --------------   --------------   --------------   --------------   --------------
Cash and Cash Equivalents at End of Period          $   ----         $  8,043         $  9,835         $   ----         $ 17,878
                                              ==============   ==============   ==============   ==============   ==============


Consolidating Statement of Cash Flows for the Three Months Ended March 31, 1998

                                                Carson, Inc.        Guarantor    Non-guarantor                      Consolidated
                                                    (parent)     subsidiaries     subsidiaries     Eliminations     Carson, Inc.
                                              --------------   --------------   --------------   --------------   --------------
Operating Activities:
   Net income (loss)                                $   (501)        $ (1,698)        $  1,197         $    501         $   (501)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                     ----            1,293              315             ----            1,608
      Minority interest in earnings of
      subsidiary                                        ----             ----              318             ----              318
      Other, net                                         501              332             (527)            (501)            (195)
      Changes in operating assets and
      liabilities                                       ----             (276)          (1,891)            ----           (2,167)
                                              --------------   --------------   --------------   --------------   --------------
         Total adjustments                               501            1,349           (1,785)            (501)            (436)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash (used in) provided by
      operating activities                              ----             (349)            (588)            ----             (937)
                                              --------------   --------------   --------------   --------------   --------------
Investing Activities:
   Additions to property, plant and
   equipment                                            ----             (847)            (243)            ----           (1,090)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash (used in) provided by investing
       activities                                       ----             (847)            (243)            ----           (1,090)
                                              --------------   --------------   --------------   --------------   --------------
Financing Activities:
   Proceeds from long-term borrowings                   ----            2,000             ----             ----            2,000
   Principal payments on long-term debt                 ----           (2,915)          (5,590)            ----           (8,505)
   Other                                                ----             (324)              (3)            ----             (327)
                                              --------------   --------------   --------------   --------------   --------------
      Net cash provided by (used in) financing
      activities                                        ----           (1,239)          (5,593)            ----           (6,832)
                                              --------------   --------------   --------------   --------------   --------------
Net increase in Cash and Cash Equivalents               ----           (2,435)          (6,424)            ----           (8,859)
                                              --------------   --------------   --------------   --------------   --------------
Cash and Cash Equivalents at Beginning of
Period                                                  ----            2,623           11,420                            14,043
                                              --------------   --------------   --------------   --------------   --------------
Cash and Cash Equivalents at End of Period          $   ----         $    188         $  4,996         $   ----         $  5,184
                                              ==============   ==============   ==============   ==============   ==============


                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

OVERVIEW

Forward-looking Statements

This report on Form 10-Q for the quarter ended March 31, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures and (vii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996 and the Company's debt offering prospectus dated October 31,
1997), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) unanticipated costs, difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company believes that it is the number one manufacturer and marketer of hair care and shaving products for people of color. The majority of the Company's net sales are derived from five categories of the ethnic health and beauty aids market: hair relaxers and texturizers, hair color, men's depilatory products, hair care maintenance products and combout/oil sheens.

In the quarters ended March 31, 1999 and 1998, 29.5% and 35.1%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:


                         Quarter Ended       % of      Quarter Ended       % of
                         March 31,1999      Total      March 31,1998      Total

--------------------------------------------------------------------------------
Net sales to:
United States                 $ 29,364       70.5%        $   20,650       64.9%
South Africa                     8,608       20.7              7,805       24.6
Europe                           2,360        5.6              1,771        5.6
Other International              1,321        3.2              1,571        4.9
--------------------------------------------------------------------------------
Total                         $ 41,653      100.0 %       $   31,797      100.0%



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

Results of Operations

Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

Net Sales. Consolidated net sales for the quarter ended March 31, 1999 were $41.7 million, an increase of $9.9 million, or 31.0%, over net sales for the quarter ended March 31, 1998 of $31.8 million. This increase is summarized as follows (dollars are in thousands):




                           Quarter Ended       Quarter Ended
                          March 31, 1999      March 31, 1998           % Change
                      ------------------  ------------------  ------------------
Carson Products                 $ 18,428            $ 18,511                0.0
Johnson Products                  14,617                  --                N/A
                      ------------------  ------------------
   US Ethnic                      33,045              18,511               78.5
                      ------------------  ------------------
South Africa                       8,608               7,805               10.3
                      ------------------  ------------------
   Carson Ethnic                  41,653              26,316               58.3
                      ------------------  ------------------
Cutex                                 --               5,481             (100.0)
                      ------------------  ------------------
   Consolidated                 $ 41,653            $ 31,797               31.0
                      ==================  ==================

The US Ethnic net sales above includes domestic sales and sales exported from the U.S. of hair care and other ethnic products. For Carson Products, domestic net sales of hair care products increased $0.8 million, or approximately 5.0%, from the prior year quarter while export sales decreased $0.3 million, or approximately 9.1%. Most of the increase in domestic hair care products was in sales of hair color and shaving products.

The Johnson Products net sales above includes: $10.1 million of domestic sales of hair care products, $0.6 million of net sales of cosmetics, $0.6 million of export net sales and $3.3 million of net sales of Dermablend corrective cosmetics.

Net sales in South Africa increased 10.3% to $8.6 million in the first quarter of 1999 compared to the first quarter of 1998.

There were no net sales in 1999 of Cutex, which was sold in December 1998.

Gross Profit. Consolidated gross profit was $21.8 million in the quarter ended March 31, 1999 compared to $16.4 million in the quarter ended March 31, 1998, an increase of $5.3 million, or 32.6%. Gross margin was 52.3% in 1999 compared to 51.6% in 1998. This increase was attributable in part to increased plant utilization in the Savannah manufacturing facility, where as in 1998 gross margins were adversely impacted by reduced production volumes to lower inventory balances at that time. Gross margins in 1999 also benefited from high margins (typically in excess of 75%) of the Dermablend business, offset somewhat by lower Johnson Products hair care margins resulting from discounted sales pricing. Management intends to improve the Johnson Products gross margins in the second half of 1999 by revising sales pricing terms. Carson South Africa produced a gross profit of $4.3 million and a gross margin percentage of 49.9% in the first quarter of 1999 compared to a gross profit of $3.6 million and a gross margin percentage of 45.5% in the first quarter of 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased $1.6 million, or 18.8%, to $10.3 million in the quarter ended March 31, 1999 from $8.7 million in the quarter ended March 31, 1998. This increase consists of higher spending resulting from the addition of Johnson Products and higher spending at Carson South Africa offset by reduced spending on the Cutex, Dark and Lovely Cosmetics and Salon Professional lines, all of which were being promoted in the first quarter of 1998. As a percentage of net sales, marketing and selling expenses decreased to 24.8% during 1999 from 27.3% during 1998.

General and Administrative Expense. General and administrative expenses were $7.2 million for the first quarter of 1999 compared to $5.9 million for the first quarter of 1998, an increase of $1.3 million, or 21.5%. The increase resulted primarily from the addition of Johnson Products and consisted of increases in amortization, salaries and fringe benefits, bad debt expense, telephone expense, professional fees and insurance and taxes. As a percentage of net sales, general and administrative expenses decreased to 17.4% during 1999 from 18.7% during 1998. This percentage decrease is primarily due to the incremental net sales provided by the addition of Johnson Products without a pro rata increase in overall general and administrative expenses.

Operating Income. As a result of the above changes, operating income increased to $4.2 million in the quarter ended March 31, 1999 from $1.8 million in the quarter ended March 31, 1998.

Interest Expense. Interest expense increased to $4.3 million in the quarter ended March 31, 1999 from $2.8 million in the quarter ended March 31, 1998.

The increased interest expense was the result of additional debt incurred in 1998 to finance the Johnson Products acquisition.

Other Income. Other income increased to $0.9 million for the quarter ended March 31, 1999 from $0.5 million for the quarter ended March 31, 1998. The increase was primarily due to higher interest income on cash balances in South Africa.

Provision for Taxes. The provision for income taxes increased to $0.1 million, based on an effective rate of 13.3% in the quarter ended March 31, 1999 compared to a benefit of $0.3 million, based on an effective rate of 64.7%, in the quarter ended March 31, 1998.

Liquidity and Capital Resources

The Company has a Secured Term Loan outstanding, which bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. This option provides the Company flexibility in meeting its cash needs in the near term. In the event of deferral, interest will be accrued at an annual rate of 16% for the month deferred and will be added to the outstanding principal amount of the loan. The capital stock and assets of Carson Products Company (including stock in Carson South Africa representing a 52.6% majority stake) the capital stock and assets of Johnson Products and the capital stock and intellectual property of Dermablend are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company of any subsidiary.

In the three months ended March 31, 1999, the Company's cash balance decreased by $10.8 million, to $17.9 million. Net cash flow used in operations was $2.6 million. Cash was used primarily to increase accounts receivable and to reduce accounts payable.

Net cash used in investing activities in the three months ended March 31, 1999 consisted of capital expenditures of $2.1 million.

Net cash used in financing activities in the three months ended March 31, 1999 consisted primarily of $6.2 million of additional consideration paid by Carson South Africa related to the 1997 purchase of A&J Cosmetics. Proceeds from long-term borrowings of $897,000 includes $805,000 for capitalization of interest on the Company's Secured Term Loan in lieu of cash payment. The Company believes that cash flow from operating activities and existing cash balances will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

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

To replace the current systems and provide year 2000 compliance, management has selected SAP, a single vendor, integrated business software package. SAP will run on the Company's IBM AS/400 computer. The cost of conversion to SAP is estimated to be approximately $1.7 million, including hardware, software and the Company's commitment of internal resources. As of April 30, 1999, the Company had incurred approximately $0.8 million of the total cost. Implementation is in process. The initial phase, testing and training of the general user group have been completed. The Company expects the installation to be completed during the second quarter of 1999.

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

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Item 5.  Other Information

     None.


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits --

     27                  Financial data schedule.


(b)    Reports on Form 8-K --

     None.

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.


                                                             Date:  May 17, 1999
/s/Robert W. Pierce
Executive Vice President, Finance
Chief Financial Officer and Corporate Secretary
(Principal Accounting and Financial Officer)