Form 10-Q
period 1999-06-30
CARSON INC
filed 1999-08-16
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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


    At July 31, 1999, 9,964,305 shares of the registrant's Class A Common Stock, par value $0.01 per share, and 5,245,343 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                            Page

         Item 1.

         Condensed Consolidated Balance Sheets
         June 30, 1999 and December 31, 1998............................... 3

         Condensed Consolidated Statements of Operations
         Three Months and Six Months Ended June 30, 1999 and 1998.......... 4

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and 1998........................... 5

         Notes to Condensed Consolidated Financial Statements.............. 6-13

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 14-21

Part II.  Other Information............................................... 21

         Item 4.

         Submission of Matters to a Vote of Security Holders ............. 21

         Item 6.

         (a) Exhibits .................................................... 22

         (b) Reports on Form 8-K.......................................... 22

         Signatures....................................................... 23

                                 CARSON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                 (In thousands, except share and per share data)

                                                                                                        June 30,      December 31,
                                            ASSETS                                                        1999            1998
                                                                                                      ============    ============
                                                                                                       (Unaudited)
CURRENT ASSETS:
       Cash and cash equivalents                                                                      $    19,957      $   28,706
       Accounts receivable less allowances of $4,941 and $6,457 at June 30, 1999
            and December 31, 1998, respectively                                                            39,957          38,953
       Inventories                                                                                         23,409          22,825
       Restricted cash                                                                                      2,373           4,500
       Other current assets                                                                                 1,378             669
                                                                                                      ------------     -----------
              Total current assets                                                                         87,074          95,653

PROPERTY, PLANT AND EQUIPMENT, net                                                                         37,688          35,765

INTANGIBLES, net                                                                                          127,359         129,183

OTHER ASSETS                                                                                                5,937           6,862

                                                                                                      ------------     -----------
            TOTAL ASSETS                                                                              $   258,058      $  267,463
                                                                                                      ============     ===========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                               $    12,070      $   12,584
       Due for A&J Cosmetics                                                                                   --           6,355
       Accrued expenses                                                                                    17,115          19,306
       Income taxes payable                                                                                 1,147           2,508
       Current maturities of long-term debt                                                                    --             126
                                                                                                      ------------     -----------
            Total current liabilities                                                                      30,332          40,879

LONG-TERM DEBT                                                                                            135,901         133,423

OTHER LIABILITIES                                                                                           3,309           3,345

MINORITY INTEREST IN SUBSIDIARY                                                                            21,776          20,656

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                         --              --
       Common stock:
            Class A, voting, $.01 par value, 150,000,000 shares authorized,  9,977,550 and
            7,926,485 shares issued as of June 30, 1999 and December 31, 1998, respectively                   100              79
            Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 0 and 1,859,677
            shares issued and outstanding as of June 30, 1999 and December 31, 1998, respectively              --              19
            Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,274,312 and
            5,334,700 shares issued as of June 30, 1999 and December 31, 1998, respectively                    53              53

       Paid-in capital                                                                                     81,501          80,970
       Accumulated deficit                                                                                 (6,376)         (3,920)
       Accumulated other comprehensive losses                                                              (6,963)         (6,495)
       Notes receivable from shareholders, net of discount                                                 (1,238)         (1,209)
       Treasury stock, 13,245 shares of Class A common stock and 28,969 shares
       of Class C common stock                                                                               (337)           (337)
                                                                                                      ------------     -----------
            Total stockholders' equity                                                                     66,740          69,160

                                                                                                      ------------     -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $   258,058      $  267,463
                                                                                                      ============     ===========

     See notes to condensed consolidated financial statements.

                                   CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)


                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                                 1999             1998                 1999             1998
                                                             =============    =============        =============    =============



Net sales                                                    $     41,067     $     29,174         $     82,720     $     60,971
Cost of goods sold                                                 19,488           21,075               39,373           36,453
                                                             -------------    -------------        -------------    -------------
Gross profit                                                       21,579            8,099               43,347           24,518

Expenses:
     Marketing and selling                                         11,332            8,826               21,656           17,517
     General and administrative                                     6,728           10,028               13,955           15,976
     Restructuring charges                                            500            4,837                  500            4,837
                                                             -------------    -------------        -------------    -------------
                                                                   18,560           23,691               36,111           38,330
                                                             -------------    -------------        -------------    -------------

Operating income (loss)                                             3,019          (15,592)               7,236          (13,812)

Interest expense                                                   (4,487)          (3,010)              (8,764)          (5,847)
Gain on sale of subsidiary stock                                       --           49,140                   --           49,140
Other income, net                                                     822            1,165                1,712            1,704
                                                             -------------    -------------        -------------    -------------
(Loss) income before income taxes and minority interest              (646)          31,703                  184           31,185

Provision for  income taxes                                        (1,086)         (13,361)              (1,196)         (13,026)
                                                             -------------    -------------        -------------    -------------
(Loss) income before minority interest                             (1,732)          18,342               (1,012)          18,159

Minority interest in earnings of subsidiary                          (904)            (626)              (1,444)            (944)

                                                             -------------    -------------        -------------    -------------
Net (loss) income                                            $     (2,636)    $     17,716         $     (2,456)    $     17,215
                                                             =============    =============        =============    =============

Basic and diluted net (loss) income  per common share        $      (0.17)    $       1.18         $      (0.16)    $       1.15
                                                             =============    =============        =============    =============

Weighted average common shares outstanding                         15,100           14,988               15,090           14,990
                                                             =============    =============        =============    =============


     See notes to condensed consolidated financial statements.

                                CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (In thousands)

                                                                       Six Months Ended June 30,
                                                                        1999               1998
                                                                    =============      =============

OPERATING ACTIVITIES:
     Net (loss) income                                              $    (2,456)       $    17,215
     Adjustments to reconcile net (loss) income to
     net cash used in operating activities:
            Depreciation and amortization                                 3,657              3,189
            Provision for doubtful accounts                                 634                196
            Minority interest in earnings of subsidiary                   1,444                944
            Gain on sale of subsidiary stock                                 --            (49,140)
            Non-cash special charges                                         --             14,222
            Other, net                                                        2               (513)
            Changes in operating assets and liabilities:
                   Accounts receivable                                   (1,833)              (437)
                   Inventories                                             (728)            (7,706)
                   Restricted cash                                        2,127                 --
                   Other current assets                                    (715)                90
                   Accounts payable                                        (466)             2,443
                   Income taxes payable                                  (1,326)            13,679
                   Accrued expenses                                      (2,178)              (585)
                                                                   -------------      -------------
                         Total adjustments                                  618            (23,618)
                                                                   -------------      -------------
            Net cash used in operating activities                        (1,838)            (6,403)
                                                                   -------------      -------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                          (3,454)            (4,926)
     Collection of long-term note receivable                                517                 --
                                                                   -------------      -------------
            Net cash used in investing activities                        (2,937)            (4,926)
                                                                   -------------      -------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                   2,538              9,500
     Principal payments on long-term debt                                   (58)           (12,556)
     Payment on A&J Cosmetics payable                                    (6,171)            (5,416)
     Proceeds from sale of subsidiary stock                                  --             74,392
     Other, net                                                             177               (277)
                                                                   -------------      -------------
            Net cash (used in) provided by financing activities          (3,514)            65,643
                                                                   -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES                                            (460)            (3,933)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (8,749)            50,381
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         28,706             14,043
                                                                   -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $     19,957       $     64,424
                                                                   =============      =============



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

2.    Organization

During the quarter ended June 30, 1999 Johnson Products Co., Inc., was merged into Carson Products Company and ceased to exist as a separate legal entity. The merger is intended to enhance internal efficiencies, specifically in connection with the Company's implementation of new software.

3.    Inventories

Inventories are summarized as follows (in thousands):


                                          June 30, 1999       December 31, 1998
                                    --------------------------------------------
Raw materials                                 $  11,042               $   9,979
Work-in-process                                   2,222                   1,938
Finished goods                                   10,145                  10,908
                                    --------------------------------------------
                                              $  23,409               $  22,825
                                    ============================================



4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized as follows (in thousands):

                                                 Three Months     Three Months       Six Months       Six Months
                                                        Ended            Ended            Ended           Ended
                                                June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998
                                               --------------   --------------   --------------   --------------
Net (loss) income                                  $  (2,636)       $  17,716        $  (2,456)      $   17,215
Other comprehensive income
(loss):
Change in equity due to foreign
currency translation adjustments                         762           (4,137)            (468)          (4,275)
                                               --------------   --------------   --------------   --------------
Comprehensive (loss) income                        $  (1,874)       $  13,577        $  (2,924)       $  12,940
                                               ==============   ==============   ==============   ==============

5.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), was issued in June 1998. Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", was issued in June 1999, deferring the effective date of FAS 133 from June 15, 1999 to June 15, 2000 for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet completed its evaluation of the effect of this standard on its financial statements. However, at this time the Company does not expect FAS 133 to have a material effect on its financial position, results of operations, cash flows or financial statement disclosures.


6.   Consolidating Financial Information of Carson, Inc.

The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of the Company's 10 3/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are guaranteed on a senior subordinated basis by Carson Products Company ("Carson Products") and Dermablend, Inc. ("Dermablend"). Carson Products is a direct wholly-owned subsidiary of the Company, and Dermablend is an indirect wholly-owned subsidiary of the Company which was purchased by Carson Products in 1998. Johnson Products Co., Inc. ("Johnson Products"), formerly an indirect wholly-owned subsidiary of the Company, was also a guarantor subsidiary of the Notes until it was merged into Carson Products during the quarter ended June 30, 1999. The following tables present condensed consolidating financial information for the Company, the guarantor subsidiaries, the non-guarantor subsidiaries of the Company (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of the Company and its subsidiaries. Separate financial statements for the guarantor subsidiaries are not included and the guarantor subsidiaries are not filing separate reports under the Securities Exchange Act of 1934, as amended, because the guarantor subsidiaries have fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the guarantor subsidiaries are not deemed material to investors.

Non-guarantor  subsidiaries  include  Carson  Holdings  Limited  ("Carson  South
Africa")  and  Carson  UK  Limited  ("Carson  UK").  Carson  UK is  an  indirect wholly-owned subsidiary of the Company. Carson South Africa, an indirect 52.6%-owned non-guarantor subsidiary of the Company, has three wholly-owned subsidiaries which are also non-guarantors: Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa
(EPZ) Limited. The financial information for these three non-guarantor subsidiaries is included in the consolidated financial statements of Carson South Africa. The Company also has one inactive subsidiary (Carson Botswana (PTY Limited)), which is inconsequential to the Company and separate financial information for it has not been included in these tables. Carson Management Company is a direct majority-owned subsidiary of the Company.

Consolidating Statement of Operations for the Quarter Ended June 30, 1999


                                                  Carson, Inc.     Guarantor  Non-guarantor                   Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Net sales                                         $     ----     $   28,434      $  12,633     $     ----     $   41,067
Cost of goods sold                                      ----         13,268          6,220           ----         19,488
                                               -------------- -------------- -------------- -------------- --------------
    Gross profit                                        ----         15,166          6,413           ----         21,579
Marketing and selling expenses                          ----          8,375          2,957           ----         11,332
General and administrative expense                      ----          5,644          1,084           ----          6,728
Restructuring expenses                                  ----            500           ----           ----            500
                                               -------------- -------------- -------------- -------------- --------------
    Operating  income                                   ----            647          2,372           ----          3,019
Other income, net                                       ----         (4,109)           444           ----         (3,665)
Equity in subsidiary earnings (net of taxes)          (2,636)          ----           ----          2,636           ----
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before income taxes and
    minority interest                                 (2,636)        (3,462)         2,816          2,636           (646)
Income taxes                                            ----           (278)          (808)          ----         (1,086)
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before minority interest            (2,636)        (3,740)         2,008          2,636         (1,732)
Minority interest                                       ----           ----           (904)          ----           (904)
                                               -------------- -------------- -------------- -------------- --------------
    Net income (loss)                             $   (2,636)    $   (3,740)    $    1,104     $    2,636     $   (2,636)
                                               ============== ============== ============== ============== ==============




Consolidating Statement of Operations for the Quarter Ended June 30, 1998


                                                  Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Net sales                                         $     ----     $   18,483     $   10,691     $     ----     $   29,174
Cost of goods sold                                      ----         16,013          5,062           ----         21,075
                                               -------------- -------------- -------------- -------------- --------------
    Gross profit                                        ----          2,470          5,629           ----          8,099
Marketing and selling expenses                          ----          6,593          2,233           ----          8,826
General and administrative expense                      ----          8,674          1,354           ----         10,028
Restructuring expenses                                  ----          4,837           ----           ----          4,837
                                               -------------- -------------- -------------- -------------- --------------
    Operating income (loss)                             ----        (17,634)         2,042           ----        (15,592)
Other income, net                                       ----         46,660            635           ----         47,295
Equity in subsidiary earnings (net of taxes)          17,716           ----           ----        (17,716)          ----
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before income taxes and
    minority interest                                 17,716         29,026          2,677        (17,716)        31,703
Income taxes                                            ----        (12,451)          (910)          ----        (13,361)
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before minority interest            17,716         16,575          1,767        (17,716)        18,342
Minority interest                                       ----           ----           (626)          ----           (626)
                                               -------------- -------------- -------------- -------------- --------------
    Net income (loss)                             $   17,716     $   16,575     $    1,141     $  (17,716)    $   17,716
                                               ============== ============== ============== ============== ==============

Consolidating Statement of Operations for the Six Months Ended June 30, 1999

                                                  Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Net sales                                         $     ----     $   59,121     $   23,599     $     ----     $   82,720
Cost of goods sold                                      ----         27,713         11,660           ----         39,373
                                               -------------- -------------- -------------- -------------- --------------
    Gross profit                                        ----         31,408         11,939           ----         43,347
Marketing and selling expenses                          ----         16,528          5,128           ----         21,656
General and administrative expenses                     ----         11,271          2,684           ----         13,955
Restructuring expense                                   ----            500           ----           ----            500
                                               -------------- -------------- -------------- -------------- --------------
    Operating  income                                   ----          3,109          4,127           ----          7,236
Other income, net                                       ----         (7,967)           915           ----         (7,052)
Equity in subsidiary earnings (net of taxes)          (2,456)          ----           ----          2,456           ----
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before income taxes and
    minority interest                                 (2,456)        (4,858)         5,042          2,456            184
Income taxes                                            ----           ----         (1,196)          ----         (1,196)
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before minority interest            (2,456)        (4,858)         3,846          2,456         (1,012)
Minority interest                                       ----           ----         (1,444)          ----         (1,444)
                                               -------------- -------------- -------------- -------------- --------------
    Net income (loss)                             $   (2,456)    $   (4,858)    $    2,402     $    2,456     $   (2,456)
                                               ============== ============== ============== ============== ==============




Consolidating Statement of Operations for the Six Months Ended June 30, 1998

                                                  Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Net sales                                         $     ----     $   40,705     $   20,266     $     ----     $   60,971
Cost of goods sold                                      ----         26,282         10,171           ----         36,453
                                               -------------- -------------- -------------- -------------- --------------
    Gross profit                                        ----         14,423         10,095           ----         24,518
Marketing and selling expenses                          ----         13,854          3,663           ----         17,517
General and administrative expenses                     ----         13,516          2,460           ----         15,976
Restructuring expense                                   ----          4,837           ----           ----          4,837
                                               -------------- -------------- -------------- -------------- --------------
    Operating income (loss)                             ----        (17,784)         3,972           ----        (13,812)
Other income, net                                       ----         44,041            956           ----         44,997
Equity in subsidiary earnings (net of taxes)          17,215           ----           ----        (17,215)          ----
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before income taxes and
    minority interest                                 17,215         26,257          4,928        (17,215)        31,185
Income taxes                                            ----        (11,381)        (1,645)          ----        (13,026)
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before minority interest            17,215         14,876          3,283        (17,215)        18,159
Minority interest                                       ----           ----           (944)          ----           (944)
                                               -------------- -------------- -------------- -------------- --------------
    Net income (loss)                             $   17,215     $   14,876     $    2,339     $  (17,215)    $   17,215
                                               ============== ============== ============== ============== ==============

Consolidating Balance Sheet as of June 30, 1999

                                                Carson, Inc.   Guarantor      Non-guarantor                 Consolidated
                                                  (parent)     subsidiaries   subsidiaries   Eliminations   Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Assets
Current assets:
    Cash                                           $    ----     $    9,691      $  10,266     $     ----      $  19,957
    Accounts receivable, net                             827         28,735         15,166         (4,771)        39,957
    Inventories, net                                    ----         13,822          9,587           ----         23,409
    Restricted cash                                     ----          2,373           ----           ----          2,373
    Other current assets                                ----          1,019            359           ----          1,378
Property, plant and equipment, net                      ----         27,650         10,074            (36)        37,688
Intangible assets, net and other assets                 ----        122,630         10,666           ----        133,296
Investment in subsidiary                              65,913         44,667           ----       (110,580)          ----
                                               -------------- -------------- -------------- -------------- --------------
Total assets                                       $  66,740      $ 250,587      $  56,118      $(115,387)     $ 258,058
                                               ============== ============== ============== ============== ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                               $    ----      $   8,346      $   8,495      $  (4,771)     $  12,070
    Other current liabilities                           ----         15,756          2,506           ----         18,262
Long-term debt                                          ----        135,770            131           ----        135,901
Other liabilities                                       ----         24,766            319           ----         25,085
Common stock and paid in capital                      81,654         28,182         39,608        (67,790)        81,654
Other equity accounts                                 (8,538)       (15,269)        (9,758)        25,027         (8,538)
Retained earnings (Accumulated deficit)               (6,376)        53,036         14,817        (67,853)        (6,376)
                                               -------------- -------------- -------------- -------------- --------------
Total liabilities and stockholders' equity         $  66,740      $ 250,587      $  56,118      $(115,387)     $ 258,058
                                               ============== ============== ============== ============== ==============

Consolidating Balance Sheet as of December 31, 1998

                                                Carson, Inc.    Guarantor     Non-guarantor                 Consolidated
                                                  (parent)     subsidiaries   subsidiaries   Eliminations   Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Assets
Current assets:
    Cash                                            $   ----       $ 12,320       $ 16,386      $    ----       $ 28,706
    Accounts receivable, net                             844         30,701         14,974         (7,566)        38,953
    Inventories, net                                    ----         13,993          8,832           ----         22,825
    Restricted cash                                     ----          4,500           ----           ----          4,500
    Other current assets                                ----            307            362           ----            669
Property, plant and equipment, net                      ----         26,130          9,671            (36)        35,765
Intangible assets, net and other assets                 ----        124,997         11,048           ----        136,045
Investment in subsidiary                              68,316         43,421           ----       (111,737)          ----
                                               -------------- -------------- -------------- -------------- --------------
Total assets                                        $ 69,160       $256,369       $ 61,273      $(119,339)      $267,463
                                               ============== ============== ============== ============== ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $   ----       $ 12,484       $  7,702      $  (7,602)      $ 12,584
    Other current liabilities                           ----         18,569          9,726           ----         28,295
Long-term debt                                          ----        133,324             99           ----        133,423
Other liabilities                                       ----         23,676            325           ----         24,001
Common stock and paid in capital                      81,121         28,470         39,320        (67,790)        81,121
Other equity accounts                                 (8,041)       (15,193)        (8,910)        24,103         (8,041)
Retained earnings (Accumulated deficit)               (3,920)        55,039         13,011        (68,050)        (3,920)
                                              --------------- -------------- -------------- -------------- --------------
Total liabilities and stockholders' equity          $ 69,160       $256,369       $ 61,273      $(119,339)      $267,463
                                              =============== ============== ============== ============== ==============

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 1999

                                                  Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Operating Activities:
   Net income (loss)                              $   (2,456)    $   (5,279)     $   2,823     $    2,456     $   (2,456)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                     ----          2,922            735           ----          3,657
      Minority interest in earnings of
      subsidiary                                        ----            540            904           ----          1,444
      Other, net                                       2,456            676            (40)        (2,456)           636
      Changes in operating assets and
      liabilities                                       ----         (2,569)        (2,550)          ----         (5,119)
                                               -------------- -------------- -------------- -------------- --------------
         Total adjustments                             2,456          1,569           (951)        (2,456)           618
                                               -------------- -------------- -------------- -------------- --------------
      Net cash (used in ) provided by
      operating activities                              ----         (3,710)         1,872           ----         (1,838)
                                               -------------- -------------- -------------- -------------- --------------
Investing Activities:
    Additions to property, plant and                    ----         (2,372)        (1,082)          ----         (3,454)
    equipment
    Collection of long-term note receivable             ----            517           ----           ----            517
                                               -------------- -------------- -------------- -------------- --------------
      Net cash used in investing activities             ----         (1,855)        (1,082)          ----         (2,937)
                                               -------------- -------------- -------------- -------------- --------------
Financing Activities:
   Proceeds from long-term borrowings                   ----          2,446             92           ----          2,538
   Principal payments on debt                           ----           ----         (6,229)          ----         (6,229)
   Other                                                ----            490           (313)          ----            177
                                               -------------- -------------- -------------- -------------- --------------
      Net cash provided by (used in)                    ----          2,936         (6,450)          ----         (3,514)
financing activities
                                               -------------- -------------- -------------- -------------- --------------
Effect of Exchange Rate Changes                         ----           ----           (460)          ----           (460)
                                               -------------- -------------- -------------- -------------- --------------
Net decrease in Cash and Cash Equivalents               ----         (2,629)        (6,120)          ----         (8,749)
Cash and Cash Equivalents at Beginning of
Period                                                  ----         12,320         16,386           ----         28,706
                                               -------------- -------------- -------------- -------------- --------------
Cash and Cash Equivalents at End of Period        $     ----     $    9,691     $   10,266     $     ----     $   19,957
                                               ============== ============== ============== ============== ==============

Consolidating Statement of Cash Flows for the Six Months Ended June 30, 1998

                                                  Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations    Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Operating Activities:
   Net income (loss)                              $   17,215     $   14,876     $    2,339     $  (17,215)    $   17,215
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Gain on sale of subsidiary stock                  ----        (49,140)          ----           ----        (49,140)
      Non-cash special charges                          ----         14,222           ----           ----         14,222
      Depreciation and amortization                     ----          2,643            546           ----          3,189
      Minority interest in earnings of
      subsidiary                                        ----           ----            944           ----            944
      Other, net                                     (17,215)           (47)          (270)        17,215           (317)
      Changes in operating assets and
      liabilities                                       ----          8,005           (521)          ----          7,484
                                               -------------- -------------- -------------- -------------- --------------
         Total adjustments                           (17,215)       (24,317)           699         17,215        (23,618)
                                               -------------- -------------- -------------- -------------- --------------
      Net cash (used in) provided by
      operating activities                              ----         (9,441)         3,038           ----         (6,403)
                                               -------------- -------------- -------------- -------------- --------------
Investing Activities:
   Additions to property, plant and
   equipment                                            ----         (2,378)        (2,548)          ----         (4,926)
                                               -------------- -------------- -------------- -------------- --------------
      Net cash used in investing  activities            ----         (2,378)        (2,548)          ----         (4,926)
                                               -------------- -------------- -------------- -------------- --------------
Financing Activities:
   Proceeds from long-term borrowings                   ----          9,500           ----           ----          9,500
   Principal payments on long-term debt                 ----        (12,500)        (5,472)          ----        (17,972)
   Proceeds from sale of subsidiary stock               ----         55,265         19,127           ----         74,392
   Other                                                ----           (277)          ----           ----           (277)
                                               -------------- -------------- -------------- -------------- --------------
      Net cash provided by  financing
      activities                                        ----         51,988         13,655           ----         65,643
                                               -------------- -------------- -------------- -------------- --------------
Effect of Exchange Rate Changes                         ----           ----         (3,933)          ----         (3,933)
                                               -------------- -------------- -------------- -------------- --------------
Net increase in Cash and Cash Equivalents               ----         40,169         10,212           ----         50,381
Cash and Cash Equivalents at Beginning of
Period                                                  ----          2,623         11,420           ----         14,043
                                               -------------- -------------- -------------- -------------- --------------
Cash and Cash Equivalents at End of Period        $     ----     $   42,792     $   21,632     $     ----     $   64,424
                                               ============== ============== ============== ============== ==============

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition




OVERVIEW

Forward-looking Statements

This report on Form 10-Q for the six months ended June 30, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures and (vii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996 and the Company's debt offering prospectus dated October 31,
1997), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) unanticipated costs, difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company believes that it is the number one manufacturer and marketer of hair care and shaving products for people of color. The majority of the Company's net sales are derived from five categories of the ethnic health and beauty aids market: hair relaxers and texturizers, hair color, men's depilatory products, hair care maintenance products and combout/oil sheens.

In the six months ended June 30, 1999 and 1998, 32.4% and 38.1%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:

                            Six Months                    Six Months
                                 Ended       % of              Ended       % of
                          June 30,1999      Total       June 30,1998      Total
--------------------------------------------------------------------------------
Net sales to:
United States                $  55,946       67.6%        $  37,721        61.9%
South Africa                    19,252       23.3            17,148        28.1
Europe                           4,347        5.3             3,117         5.1
Other International              3,175        3.8             2,985         4.9
--------------------------------------------------------------------------------
Total                        $  82,720      100.0%        $  60,971       100.0%



With the exception of sales by Carson South Africa to South Africa, Botswana, Lesotho, Namibia and Swaziland, which are denominated in South African Rand, all of the Company's sales are recorded in United States Dollars. The Company does not view the exposure to rand exchange rate fluctuations as significant because Carson South Africa incurs most of its costs in rand. However, due to fluctuations in the exchange rate, there is a potential for gains or losses on the consolidated level. Assets and liabilities of Carson South Africa are translated for consolidation purposes from South African Rand into United States Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity.

Results of Operations

Quarter Ended June 30, 1999 Compared to Quarter Ended June 30, 1998

Net Sales. Consolidated net sales for the quarter ended June 30, 1999 were $41.1 million, an increase of $11.9 million, or 40.8%, over net sales for the quarter ended June 30, 1998 of $29.2 million. The increase in net sales is primarily attributable to the Company's acquisition of Johnson Products and Dermablend in July 1998. This increase is summarized as follows (dollars are in thousands):


                             Quarter Ended      Quarter Ended
                             June 30, 1999      June 30, 1998           % Change
                           ---------------    ---------------    ---------------
Carson Hair Care                $  11,522          $  10,444               10.3
Johnson Hair Care                  11,038                 --                N/A
Export                              3,449              2,758               25.1
Dermablend Group                    4,415                346            1,176.0
                           ---------------    ---------------
   US Ethnic                       30,424             13,548              124.6
                           ---------------    ---------------
South Africa                       10,643              9,347               13.9
                           ---------------    ---------------
   Carson Ethnic                   41,067             22,895               79.4
                           ---------------    ---------------
Cutex                                  --              6,279             (100.0)
                           ---------------    ---------------
   Consolidated                 $  41,067          $  29,174               40.8
                           ===============    ===============


Carson and Johnson hair care net sales above include domestic sales of hair care products. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets. Dermablend Group net sales includes sales of Dermablend corrective cosmetics, Posner cosmetics and Dark and Lovely Cosmetics. Most of the increase in Carson hair care products was in sales of relaxers and hair color products.

There have been no net sales in 1999 of Cutex, which was sold in December 1998.

Gross Profit. Consolidated gross profit was $21.6 million in the quarter ended June 30, 1999 compared to $8.1 million in the quarter ended June 30, 1998, an increase of $13.5 million, or 166.7%. Gross margin was 52.5% in 1999 compared to 27.8% in 1998. In the second quarter of 1998, cost of sales included $6.6 million of special charges for the write-down of non-strategic, obsolete or excess inventory. Excluding these special charges, gross profit was $14.7 million, and gross margin was 50.3% in the second quarter of 1998. The increase in gross margin in 1999 was attributable in part to increased plant utilization in the Savannah manufacturing facility, whereas in 1998 gross margins were adversely impacted by reduced production volumes undertaken in order to lower inventory balances at that time. Gross margins in 1999 also benefited from high margins (typically in excess of 75%) of the Dermablend business, offset somewhat by lower Johnson hair care margins resulting from discounted sales pricing. Management has revised pricing terms for Johnson hair care products and expects gross margins to improve in the second half of 1999. Carson South Africa produced a gross profit of $5.3 million and a gross margin percentage of 49.9% in the second quarter of 1999 compared to a gross profit of $4.6 million and a gross margin percentage of 49.0% in the second quarter of 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased $2.5 million, or 28.4%, to $11.3 million in the quarter ended June 30, 1999 from $8.8 million in the quarter ended June 30, 1998. This increase consists of higher spending resulting from the addition of Johnson Products and higher spending at Carson South Africa offset by reduced spending on the Cutex, Dark and Lovely Cosmetics and Salon Professional lines, all of which were being promoted in the second quarter of 1998. As a percentage of net sales, marketing and selling expenses decreased to 27.6% during the quarter ended June 30, 1999 from 30.3% during the quarter ended June 30, 1998.

General and Administrative Expenses. General and administrative expenses were $6.7 million for the second quarter of 1999 compared to $10.0 million for the second quarter of 1998, a decrease of $3.3 million, or 32.9%. In the second quarter of 1998, general and administrative expenses included $3.7 million of special charges primarily related to an executive management restructuring and additional accounts receivable reserves. Excluding these special charges, general and administrative expenses were $6.3 million in the second quarter of 1998. Compared to this amount, general and administrative expenses increased $0.4 million, or 6.3%, in the second quarter of 1999. The increase resulted primarily from the addition of Johnson Products and consisted of increases in amortization, bad debt expense, research and development and insurance and taxes. As a percentage of net sales, general and administrative expenses decreased to 16.4% during the quarter ended June 30, 1999 from 21.7% during the quarter ended June 30, 1998, excluding special charges. This percentage decrease is primarily due to the incremental net sales provided by the addition of Johnson Products without a pro rata increase in overall general and administrative expenses.

Restructuring Charges. In the second quarter of 1999, the Company recorded $0.5 million of restructuring charges for severance payments related to personnel reductions. These reductions were undertaken as a cost-cutting measure to improve the Company's operating income. In the second quarter of 1998, the Company recorded restructuring charges of $4.8 million related primarily to changes in the Company's top management group and to the write-down of fixed assets which were disposed of as a result of changes in product lines.

Operating Income. As a result of the above changes, operating income increased to $3.0 million in the quarter ended June 30, 1999 from an operating loss of $15.6 million in the quarter ended June 30, 1998.

Interest Expense. Interest expense increased to $4.5 million in the quarter ended June 30, 1999 from $3.0 million in the quarter ended June 30, 1998. The increased interest expense was the result of additional debt incurred in 1998 to finance the Johnson Products acquisition.

Gain on Sale of Subsidiary Stock. In May 1998 the Company sold 29.1 million of its shares of Carson South Africa, resulting in a pre-tax gain to the Company of $49.1 million.

Other Income. Other income decreased to $0.8 million for the quarter ended June 30, 1999 from $1.2 million for the quarter ended June 30, 1998. The decrease was primarily due to lower interest income on reduced domestic cash balances.

Provision for Income Taxes. The provision for income taxes decreased to $1.1 million in the quarter ended June 30, 1999 compared to $13.4 million in the quarter ended June 30, 1998. The 1999 provision was calculated on the earnings of the Company's foreign subsidiaries. The Company did not record a tax benefit, or the related deferred tax asset, on losses incurred by its domestic subsidiaries in accordance with the requirements of Financial Accounting Standards Board Interpretation No. 18 of Accounting Principles Board Opinion No.
28. The 1998 provision included expense related to the Company's $49.1 million gain on the sale of subsidiary stock.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to $0.9 million in the quarter ended June 30, 1999 from $0.6 million in the quarter ended June 30, 1998. This increase was due to the higher earnings of Carson South Africa in the current year over the prior year and to the higher minority ownership percentage resulting from sales of Carson South Africa stock in the second quarter of 1998.

Six months Ended June 30, 1999 Compared to Six months Ended June 30, 1998

Net Sales. Consolidated net sales for the six months ended June 30, 1999 were $82.7 million, an increase of $21.7 million, or 35.7%, over net sales for the six months ended June 30, 1998 of $61.0 million. This increase is summarized as follows (dollars are in thousands):

                        Six months Ended    Six months Ended
                           June 30, 1999       June 30, 1998           % Change
                        ----------------    ----------------     ---------------
Carson Hair Care              $  26,772           $  25,074                 6.8
Johnson Hair Care             $  20,715                  --                 N/A
Export                            7,522               6,103                23.3
Dermablend Group                  8,459                 886               854.7
                        ----------------    ----------------
   US Ethnic                     63,468              32,063                97.9
                        ----------------    ----------------
South Africa                     19,252              17,148                12.3
                        ----------------    ----------------
   Carson Ethnic                 82,720              49,211                68.1
                        ----------------    ----------------
Cutex                                --              11,760              (100.0)
                        ----------------    ----------------
   Consolidated               $  82,720           $  60,971                35.7
                        ================    ================

Carson and Johnson hair care net sales above include domestic sales of hair care products. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets. Dermablend Group net sales includes sales of Dermablend corrective cosmetics, Posner cosmetics and Dark and Lovely Cosmetics. Most of the increase in Carson hair care products was in sales of hair color products.

There were no net sales in 1999 of Cutex, which was sold in December 1998.

Gross Profit. Consolidated gross profit was $43.3 million in the six months ended June 30, 1999 compared to $24.5 million in the six months ended June 30, 1998, an increase of $18.8 million, or 76.8%. Gross margin was 52.4% for such period in 1999 compared to 40.2% for such period in 1998. In the six months ended June 30, 1998 cost of sales included $6.6 million of special charges for the write-down of non-strategic, obsolete or excess inventory. Excluding these special charges, gross profit was $31.1 million, and gross margin was 51.0% in the six months ended June 30, 1998. The increase in gross margin in 1999 was attributable in part to increased plant utilization in the Savannah manufacturing facility, whereas in 1998 gross margins were adversely impacted by reduced production volumes undertaken in order to lower inventory balances at that time. Gross margins in 1999 also benefited from high margins (typically in excess of 75%) of the Dermablend business, offset somewhat by lower Johnson Products hair care margins resulting from discounted sales pricing. Management has revised pricing terms for Johnson hair care products and expects gross margins to improve in the second half of 1999. Carson South Africa produced a gross profit of $9.6 million and a gross margin percentage of 49.9% in the six months ended June 30, 1999 compared to a gross profit of $8.1 million and a gross margin percentage of 47.4% in the six months ended June 30, 1998.

Marketing and Selling Expenses. Marketing and selling expenses increased $4.1 million, or 23.6%, to $21.7 million in the six months ended June 30, 1999 from $17.5 million in the six months ended June 30, 1998. This increase consists of higher spending resulting from the addition of Johnson Products and higher spending at Carson South Africa offset by reduced spending on the Cutex, Dark and Lovely Cosmetics and Salon Professional lines, all of which were being promoted in the first half of 1998. As a percentage of net sales, marketing and selling expenses decreased to 26.2% during 1999 from 28.7% during 1998.

General and Administrative Expense. General and administrative expenses were $14.0 million for the first six months of 1999 compared to $16.0 million for the first six months of 1998, a decrease of $2.0 million, or 12.7%. In the first six months of 1998, general and administrative expense included $3.7 million of special charges primarily related to the executive management restructuring and additional accounts receivable reserves. Excluding these special charges, general and administrative expenses were $12.3 million in the six months ended June 30, 1998. Compared to this amount, general and administrative expenses increased $1.7 million, or 13.8%, in the six months ended June 30, 1999. The increase resulted primarily from the addition of Johnson Products and consisted of increases in amortization, bad debt expense, research and development and insurance and taxes. As a percentage of net sales, general and administrative expenses decreased to 16.4% during 1999 from 20.1% during 1998, excluding special charges. This percentage decrease is primarily due to the incremental net sales provided by the addition of Johnson Products without a pro rata increase in overall general and administrative expenses.

Restructuring Charges. In the six months ended June 30, 1999, the Company recorded $0.5 million of restructuring charges for severance payments related to personnel reductions. These reductions were undertaken as a cost-cutting measure to improve the Company's operating income. In the six months ended June 30, 1998, the Company recorded restructuring charges of $4.8 million related primarily to changes in the Company's top management group and to the write-down of fixed assets which were disposed of as a result of changes in product lines.

Operating Income. As a result of the above changes, operating income increased to $7.2 million in the six months ended June 30, 1999 from an operating loss of $13.8 million in the six months ended June 30, 1998.

Interest Expense. Interest expense increased to $8.8 million in the six months ended June 30, 1999 from $5.8 million in the six months ended June 30, 1998. The increased interest expense was the result of additional debt incurred in 1998 to finance the Johnson Products acquisition.

Gain on Sale of Subsidiary Stock. In May 1998 the Company sold 29.1 million of its shares of Carson South Africa, resulting in a pre-tax gain to the Company of $49.1 million.

Other Income.   Other income  was flat  for the  six months  ended June 30, 1999 compared to the six months ended June 30, 1998.

Provision for Income Taxes. The provision for income taxes decreased to $1.2 million in the six months ended June 30, 1999 compared to $13.0 million in the six months ended June 30, 1998. The 1999 provision was calculated on the earnings of the Company's foreign subsidiaries. The Company did not record a tax benefit, or the related deferred tax asset, on losses incurred by its domestic subsidiaries in accordance with the requirements of Financial Accounting Standards Board Interpretation No. 18 of Accounting Principles Board Opinion No.
28. The 1998 provision included expense related to the Company's $49.1 million gain on the sale of subsidiary stock.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to $1.4 million in the six months ended June 30, 1999 from $0.9 million in the six months ended June 30, 1998. This increase was due to the higher earnings of Carson South Africa in the current year over the prior year and to the higher minority ownership percentage in 1999 resulting from sales of Carson South Africa stock in the second quarter of 1998.


Liquidity and Capital Resources

The Company has a Secured Term Loan outstanding which bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. This option provides the Company flexibility in meeting its cash needs in the near term. In the event of deferral, interest is accrued at an annual rate of 16% for the month deferred and added to the outstanding principal amount of the loan. The Company elected to defer the monthly interest payments in March, May and June of 1999 and thereby increased long-term debt $2.4 million in the six months ended June 30, 1999. The capital stock and assets of Carson Products Company (including stock in Carson South Africa representing a 52.6% majority stake), the capital stock and intellectual property of Dermablend Inc. are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (I) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividend by the Company or any subsidiary.

In the six months ended June 30, 1999, the Company's cash balance decreased by $8.7 million, to $20.0 million. Net cash flow used in operations was $1.8 million. Cash was used primarily to increase accounts receivable and to reduce income taxes payable and accrued expenses. Approximately $2.1 million of cash was provided by the conversion of restricted cash into available cash, which was used to pay for items related to the disposition of Cutex.

Net cash used in investing activities in the six months ended June 30, 1999 consisted primarily of capital expenditures of $3.5 million. Approximately $1.1 million of these additions related to the Carson Products software conversion to SAP, and approximately $1.1 million were additions by Carson South Africa.

Net cash used in financing activities in the six months ended June 30, 1999 consisted primarily of $6.2 million of additional consideration paid by Carson South Africa related to the 1997 purchase of A&J Cosmetics. Proceeds from long-term borrowings were principally $2.5 million for capitalization of interest on the Company's Secured Term Loan in lieu of cash payment.

 The Company believes that cash flow from operating activities and existing cash balances will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the foreseeable future.

Year 2000 Compliance Efforts

To replace former computer systems that were not Year 2000 compliant, the Company selected SAP, a single vendor, integrated business software package. SAP is Year 2000 compliant, compatible with the Company's IBM AS/400 computer and suitable for use in all major functional areas, including invoicing, distribution, production and financial reporting.

The Company completed the implementation of SAP at its Savannah, Georgia facilities during the quarter ended June 30, 1999. The implementation of SAP at the Company's Chicago facility is currently in progress and is expected to be completed during the third quarter of 1999. Moreover, the Company expects to receive a certificate of Year 2000 compliance for its AS/400 computer from IBM. Once SAP has been implemented at the Chicago facility and the Company has received the IBM certificate, the Company will have substantially completed its Year 2000 compliance efforts for its information technology systems.

In the unlikely event that the SAP software and/or the AS/400 computer fails to be Year 2000 compliant, the Company would immediately begin working with another software and/or hardware vendor to achieve Year 2000 compliance as quickly as possible. The risk associated with not having systems that are compliant by the Year 2000 is that the Company would have to implement manual procedures which would lead to a reduction in efficiency. The Company could continue to operate, but at a reduced level of productivity.

The Company has issued requests to all major vendors and customers as well as to its main bank seeking assurance that they will be Year 2000 compliant and will continue to monitor the progress of these third parties in becoming Year 2000 compliant.

Despite these efforts, there can be no assurance that the computer software and systems of the Company and its vendors and customers will be made Year 2000 compliant in a timely manner. Any failures by the Company, its vendors and customers to become Year 2000 compliant in a timely manner could have a material adverse effect on the business, financial condition or operations of the Company.

Other items which include non-information technology systems are being tested and upgraded as needed. Included in non-information technology systems are the Company's personal computers and applications, telephone systems, manufacturing equipment, security systems and other non-crucial items. The Company is replacing all non-compliant personal computers and installing the latest versions of year 2000 compliant applications. Specialized applications not used company-wide are being upgraded as necessary. Other non-informative technology systems such as telephone systems, security systems and copiers are being assessed for year 2000 compliance. The Company is contacting vendors of these items to determine their compliance status.

The cost of conversion to SAP is estimated to be approximately $1.9 million, including hardware, software and the Company's commitment of internal resources. As of June 30, 1999, the Company had incurred approximately $1.5 million of the total cost.




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

     None.

Item 3.  Defaults upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

   At the annual meeting of shareholders of Carson, Inc., held on June 15, 1999, the following directors were elected to three-year terms expiring in 2002: Leroy Keith, Lawrence E. Bathgate II, John L. Sabre and Vincent A. Wasik. Other directors whose terms of office continued after the meeting included: Abbey J. Butler, Suzanne de Passe, Melvyn J. Estrin, James L. Hudson, Jack F. Kemp and

Malcolm R. Yesner. Also, the appointment of Deloitte & Touche LLP as independent auditors for 1999 was ratified, and the Carson, Inc. 1996 Long-Term Incentive Plan was adopted at the annual meeting.


Results of the annual meeting votes were as follows:


                                                                                     Against
                                                                                        or
                                                                     For             Withheld         Abstentions
                                                              -----------------  ----------------  ------------------
(1) To elect directors to three-year terms expiring in 2002:
      Leroy Keith                                                 43,728,442           451,415              -0-
      Lawrence E. Bathgate, II                                    43,728,442           451,415              -0-
      John L. Sabre                                               42,136,642         2,043,215              -0-
      Vincent A. Wasik                                            43,728,442           451,415              -0-
(2) To ratify the appointment of Deloitte & Touche LLP
      as the Company's independent auditors for 1999              44,178,357             1,100              400
(3) To adopt The Carson, Inc. 1996 Long-Term Incentive
Plan                                                              38,077,642         6,046,807           55,408


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

CARSON, INC.





                                                           Date: August 16, 1999
/S/Robert W. Pierce
Executive Vice President, Finance
Chief Financial Officer and Corporate Secretary
(Principal Accounting and Financial Officer)