Form 10-Q
period 1999-09-30
CARSON INC
filed 1999-11-15
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

 [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

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


  At November 9, 1999, 10,083,485 shares of the registrant's Class A Common Stock, par value $0.01 per share, and 5,126,163 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                              Page

         Item 1.

         Condensed Consolidated Balance Sheets
         September 30, 1999 and December 31, 1998.........................  3

         Condensed Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 1999 and 1998...  4

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 1999 and 1998..................... 5

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

Part II.  Other Information............................................... 21

         Item 6.

         (a) Exhibits .................................................... 22

         (b) Reports on Form 8-K.......................................... 22

         Signature........................................................ 23

                                  CARSON, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                 (In thousands, except share and per share data)

                                                                                                   September 30,     December 31,
                         ASSETS                                                                        1999              1998
                                                                                                  --------------    --------------
                                                                                                    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                                    $     20,606      $     28,706
      Accounts receivable less allowances of $5,811 and $6,457 at September 30, 1999
          and December 31, 1998, respectively                                                            41,614            38,953
      Inventories                                                                                        27,212            22,825
      Restricted cash                                                                                        --             4,500
      Other current assets                                                                                1,179               669
                                                                                                  --------------    --------------
          Total current assets                                                                           90,611            95,653

PROPERTY, PLANT AND EQUIPMENT, net                                                                       38,025            35,765

INTANGIBLES, net                                                                                        126,410           129,183

OTHER ASSETS                                                                                              6,689             6,862

                                                                                                  --------------    --------------
          TOTAL ASSETS                                                                             $    261,735      $    267,463
                                                                                                  ==============    ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                                                             $     14,711      $     12,584
      Due for A&J Cosmetics                                                                                  --             6,355
      Accrued expenses                                                                                   15,315            19,306
      Income taxes payable                                                                                1,220             2,508
      Current maturities of long-term debt                                                                   --               126
                                                                                                  --------------    --------------
          Total current liabilities                                                                      31,246            40,879

LONG-TERM DEBT                                                                                          136,723           133,423

OTHER LIABILITIES                                                                                         3,299             3,345

MINORITY INTEREST IN SUBSIDIARY                                                                          22,617            20,656

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                        --                --
      Common stock:
          Class A, voting, $.01 par value, 150,000,000 shares authorized,  9,977,550 and
             7,926,485 shares issued as of September 30, 1999 and December 31, 1998, respectively           100                79
          Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 0 and 1,859,677 shares
             issued and outstanding as of September 30, 1999 and December 31, 1998, respectively             --                19
          Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,274,312 and
             5,334,700 shares issued as of September 30, 1999 and December 31, 1998, respectively            53                53

      Paid-in capital                                                                                    81,526            80,970
      Accumulated deficit                                                                                (5,316)           (3,920)
      Accumulated other comprehensive losses                                                             (6,938)           (6,495)
      Notes receivable from shareholders, net of discount                                                (1,238)           (1,209)
      Treasury stock, 13,245 shares of Class A common stock and 28,969 shares of Class C
          common stock                                                                                     (337)             (337)
                                                                                                   -------------    --------------
          Total stockholders' equity                                                                     67,850            69,160

                                                                                                  --------------    --------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $    261,735      $    267,463
                                                                                                  ==============    ==============

            See notes to condensed consolidated financial statements.

                                  CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (In thousands, except per share data)

                                                        Three Months Ended September 30,          Nine Months Ended September 30,
                                                            1999               1998                   1999                1998
                                                       ===============    ==============          ================   ===============
Net sales                                               $      48,010      $     44,563            $     130,730      $     105,534
Cost of goods sold                                             22,912            21,983                   62,285             58,436
                                                       ---------------    --------------          ---------------    ---------------
Gross profit                                                   25,098            22,580                   68,445             47,098

Expenses:
    Marketing and selling                                      12,520            12,708                   34,176             30,225
    General and administrative                                  6,760             6,428                   20,715             22,404
    Restructuring charges                                          --               914                      500              5,751
                                                       ---------------    --------------          ---------------    ---------------
                                                               19,280            20,050                   55,391             58,380
                                                       ---------------    --------------          ---------------    ---------------

Operating income (loss)                                         5,818             2,530                   13,054            (11,282)

Interest expense                                               (4,379)           (3,786)                 (13,143)            (9,633)
Gain on sale of subsidiary stock                                   --                --                       --             49,140
Loss on write-off of investment                                    --            (3,768)                                     (3,768)
Other income, net                                                 649             1,057                    2,361              2,761
                                                       ---------------    --------------          ---------------    ---------------
Income (loss) before income taxes, minority
    interest and extraordinary item                             2,088            (3,967)                   2,272             27,218

(Provision for) benefit from income taxes                        (535)            2,011                   (1,731)           (11,015)
                                                       ---------------    --------------          ---------------    ---------------
Income (loss) before minority interest and
    extraordinary item                                          1,553            (1,956)                     541             16,203

Minority interest in earnings of subsidiary                      (493)             (708)                  (1,937)            (1,652)
                                                       ---------------    --------------          ---------------    ---------------
Income (loss) before extraordinary item                         1,060            (2,664)                  (1,396)            14,551

Extraordinary item, net of income taxes                            --              (933)                      --               (933)
                                                       ---------------    --------------          ---------------    ---------------
Net income (loss)                                       $       1,060      $    (3,597)            $      (1,396)     $      13,618
                                                       ===============    ==============          ===============    ===============

Basic and diluted net income (loss) per common share:
    Before extraordinary item                           $        0.07      $      (0.18)           $       (0.09)     $        0.97
    Extraordinary item, net of income taxes                        --             (0.06)                      --              (0.06)
                                                       ---------------    --------------          ---------------    ---------------
    Net income (loss)                                   $        0.07      $      (0.24)           $       (0.09)     $        0.91
                                                       ===============    ==============          ===============    ===============

Weighted average common
    shares outstanding                                         15,210            14,988                   15,130             14,990
                                                      ===============    ==============          ===============    ===============

            See notes to condensed consolidated financial statements.

                                             CARSON, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                            (In thousands)

                                                                       Nine Months Ended September 30,
                                                                          1999                 1998
                                                                     --------------       --------------
OPERATING ACTIVITIES:
     Net (loss) income                                                $     (1,396)        $     13,618
     Adjustments to reconcile net (loss) income to
        net cash used in operating activities:
            Depreciation and amortization                                    5,503                4,776
            Provision for doubtful accounts                                    963                  634
            Minority interest in earnings of subsidiary                      1,937                1,652
            Gain on sale of subsidiary stock                                     -              (49,140)
            Non-cash special charges                                             -               14,695
            Loss on write-off of investment                                      -                3,768
            Extraordinary item, net of income taxes                              -                  933
            Other, net                                                         (42)                 599
            Changes in operating assets and liabilities:
                  Accounts receivable                                       (3,663)              (3,956)
                  Inventories                                               (4,416)              (5,396)
                  Restricted cash                                            4,500                    -
                  Other current assets                                        (511)              (3,171)
                  Accounts payable                                           2,137               (3,058)
                  Income taxes payable                                      (1,281)              10,385
                  Accrued expenses                                          (3,988)               2,350
                                                                     --------------       --------------
                        Total adjustments                                    1,139              (24,929)
                                                                     --------------       --------------
            Net cash used in operating activities                             (257)             (11,311)
                                                                     --------------       --------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                             (4,374)              (8,242)
     Issuance of long-term note receivable                                  (1,000)                   -
     Collection of long-term note receivable                                   517              (35,000)
     Acquisition of business assets, net of cash acquired                        -                   --
                                                                     --------------       --------------
            Net cash used in investing activities                           (4,857)             (43,242)
                                                                     --------------       --------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                      3,373                9,500
     Principal payments on long-term debt                                      (73)             (12,633)
     Payment on A&J Cosmetics payable                                       (6,171)              (5,416)
     Proceeds from sale of subsidiary stock                                      -               74,450
     Other, net                                                                226                 (197)
                                                                     --------------       --------------
            Net cash (used in) provided by financing activities             (2,645)              65,704
                                                                     --------------       --------------

EFFECT OF EXCHANGE RATE CHANGES                                               (341)              (3,685)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (8,100)               7,466
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            28,706               14,043
                                                                     --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $     20,606         $     21,509
                                                                     ==============       ==============

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

2.    Organization

During the quarter ended September 30, 1999 Dermablend, Inc., was merged into Carson Products Company and ceased to exist as a separate legal entity. The merger is intended to enhance internal efficiencies.

3.    Inventories

Inventories are summarized as follows (in thousands):


                                   September 30, 1999          December 31, 1998
                              --------------------------------------------------
Raw materials                              $   14,301                  $   9,979
Work-in-process                                 2,651                      1,938
Finished goods                                 10,260                     10,908
                              --------------------------------------------------
                                           $   27,212                   $ 22,825
                              ==================================================



4.  Comprehensive Income (Loss)

The components of comprehensive income (loss) are summarized as follows (in thousands):


                                     Three Months   Three Months    Nine Months   Nine Months
                                            Ended          Ended          Ended         Ended
                                    September 30,  September 30,  September 30, September 30,
                                             1999           1998           1999          1998
                                    -------------  -------------  -------------  -------------
Net income (loss)                     $     1,060    $   (3,597)    $    (1,396)   $    13,618
Other comprehensive income
(loss):
Change in equity due to foreign
currency translation adjustments               25            144           (443)        (4,131)
                                    -------------  -------------  -------------  -------------
                                      $     1,085    $    (3,453)   $    (1,839)   $     9,487
                                    =============  =============  =============  =============

5.  New Accounting Pronouncements

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended by FAS 137, will be required to be adopted by the Company effective with the quarter ended March 31, 2001. The Company has not yet completed its evaluation of the effect of this standard on its financial statements.

6.   Consolidating Financial Information of Carson, Inc.

The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of the Company's 10 3/8% Senior Subordinated Notes due 2007 (the "Notes"). The Notes are guaranteed on a senior subordinated basis by Carson Products Company ("Carson Products"), a direct wholly-owned subsidiary of the Company. Johnson Products Co., Inc. ("Johnson Products"), and Dermablend, Inc. ("Dermablend"), formerly indirect wholly-owned subsidiaries of the Company, were also guarantor subsidiaries of the Notes until they were merged into Carson Products during the quarters ended June 30, 1999 and September 30, 1999, respectively. The following tables present condensed consolidating financial information for the Company, the guarantor subsidiary, the non-guarantor subsidiaries of the Company (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of the Company and its subsidiaries. Separate financial statements for the guarantor subsidiarys are not included and the guarantor subsidiary is not filing separate reports under the Securities Exchange Act of 1934, as amended, because the guarantor subsidiary has fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the guarantor subsidiary are not deemed material to investors.

Non-guarantor subsidiaries include Carson Holdings Limited ("Carson South Africa"), Carson UK Limited ("Carson UK") and Carson Management Company. Carson UK is an indirect wholly-owned subsidiary of the Company. Carson South Africa, an indirect 52.5%-owned non-guarantor subsidiary of the Company, has three wholly-owned subsidiaries which are also non-guarantors: Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa (EPZ) Limited. The financial information for these three non-guarantor subsidiaries is included in the consolidated financial statements of Carson South Africa. Carson Management Company is a direct majority-owned subsidiary of the Company. The Company also has one inactive subsidiary (Carson Botswana (PTY Limited)), which is inconsequential to the Company, and separate financial information for it has not been included in these tables.

Consolidating Statement of Operations for the Quarter Ended September 30, 1999


                                                  Carson, Inc.     Guarantor   Non-guarantor                    Consolidated
                                                     (parent)   subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  -------------  --------------  --------------  --------------
Net sales                                           $    ----      $  33,036       $  14,974       $    ----       $  48,010
Cost of goods sold                                       ----         14,690           8,294             (72)         22,912
                                               --------------  -------------  --------------  --------------  --------------
    Gross profit                                         ----         18,346           6,680              72          25,098
Marketing and selling expenses                           ----          8,892           3,628            ----          12,520
General and administrative expense                       ----          5,555           1,205            ----           6,760
Restructuring expenses                                   ----           ----            ----            ----            ----
                                               --------------  -------------  --------------  --------------  --------------
    Operating  income                                    ----          3,899           1,847              72           5,818
Other income (expense), net                              ----         (3,834)            176             (72)         (3,730)
Equity in subsidiary earnings (net of taxes)            1,060           ----            ----          (1,060)           ----
                                               --------------  -------------  --------------  --------------  --------------
    Income (loss) before income taxes and
    minority interest                                   1,060             65           2,023          (1,060)          2,088
Income taxes                                             ----           (133)           (402)           ----            (535)
                                               --------------  -------------  --------------  --------------  --------------
    Income (loss) before minority interest              1,060            (68)           1,621         (1,060)         (1,553)
Minority interest                                        ----           ----            (493)           ----            (493)
                                               --------------  -------------  --------------  --------------  --------------
    Net income (loss)                               $   1,060      $     (68)      $   1,128       $  (1,060)      $   1,060
                                               ==============  =============  ==============  ==============  ==============



Consolidating Statement of Operations for the Quarter Ended September 30, 1998


                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations    Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Net sales                                           $    ----       $  34,464       $  10,099       $    ----       $  44,563
Cost of goods sold                                       ----          16,934           5,049            ----          21,983
                                               --------------  --------------  --------------  --------------  --------------
    Gross profit                                         ----          17,530           5,050            ----          22,580
Marketing and selling expenses                           ----          10,871           1,837            ----          12,708
General and administrative expense                       ----           5,249           1,179            ----           6,428
Restructuring expenses                                   ----             914            ----            ----             914
                                               --------------  --------------  --------------  --------------  --------------
    Operating  income                                    ----             496           2,034            ----           2,530
Other income (expense), net                              ----          (7,163)            666            ----          (6,497)
Equity in subsidiary earnings (net of taxes)           (3,597)           ----            ----           3,597            ----
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before income taxes,
minority interest and extraordinary item               (3,597)         (6,667)          2,700           3,597          (3,967)
Income taxes                                             ----           2,531            (520)           ----           2,011
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before minority interest and
extraordinary item                                     (3,597)         (4,136)          2,180           3,597          (1,956)
Minority interest                                        ----            ----            (708)           ----            (708)
                                               --------------  --------------  --------------  --------------  --------------
Income (loss) before extraordinary item                (3,597)         (4,136)          1,472           3,597          (2,664)
Extraordinary item, net of tax                           ----            (933)           ----            ----            (933)
                                               --------------  --------------  --------------  --------------  --------------
    Net income (loss)                               $  (3,597)      $  (5,069)      $   1,472       $   3,597       $  (3,597)
                                               ==============  ==============  ==============  ==============  ==============

Consolidating Statement of Operations for the Nine Months Ended September 30,
1999

                                                  Carson, Inc.     Guarantor  Non-guarantor                   Consolidated
                                                     (parent)   subsidiaries   subsidiaries   Eliminations     Carson, Inc.
                                               --------------  -------------  -------------  -------------  --------------
Net sales                                           $    ----      $  92,156      $  38,574      $    ----       $ 130,730
Cost of goods sold                                       ----         42,402         20,077           (194)         62,285
                                               --------------  -------------  -------------  -------------  --------------
    Gross profit                                         ----         49,754         18,497            194          68,445
Marketing and selling expenses                           ----         25,421          8,755           ----          34,176
General and administrative expenses                      ----         16,828          3,887           ----          20,715
Restructuring expense                                    ----            500           ----           ----             500
                                               --------------  -------------  -------------  -------------  --------------
    Operating  income                                    ----          7,005          5,855            194          13,054
Other income, net                                        ----        (11,679)         1,091           (194)        (10,782)
Equity in subsidiary earnings (net of taxes)           (1,396)          ----           ----          1,396            ----
                                               --------------  -------------  -------------  -------------  --------------
    Income (loss) before income taxes and
    minority interest                                  (1,396)        (4,674)         6,946          1,396           2,272
Income taxes                                             ----           (133)        (1,598)          ----          (1,731)
                                               --------------  -------------  -------------  -------------  --------------
    Income (loss) before minority interest             (1,396)        (4,807)         5,348          1,396             541
Minority interest                                        ----           ----         (1,937)          ----          (1,937)
                                               --------------  -------------  -------------  -------------  --------------
    Net income (loss)                               $  (1,396)     $  (4,807)     $   3,411      $   1,396      $   (1,396)
                                               ==============  =============  =============  =============  ==============



Consolidating Statement of Operations for the Nine Months Ended September 30,
1998

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                      (parent)   subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Net sales                                           $    ----       $  75,172       $  30,362       $    ----       $ 105,534
Cost of goods sold                                       ----          43,214          15,694            (472)         58,436
                                               --------------  --------------  --------------  --------------  --------------
    Gross profit                                         ----          31,958          14,668             472          47,098
Marketing and selling expenses                           ----          24,727           5,498            ----          30,225
General and administrative expenses                      ----          18,767           3,637            ----          22,404
Restructuring expense                                    ----           5,751            ----            ----           5,751
    Operating  income (loss)                             ----         (17,287)          5,533             472         (11,282)
                                               --------------  --------------  --------------  --------------  --------------
Other income, net                                        ----          37,347           1,625            (472)         38,500
Equity in subsidiary earnings (net of taxes)           13,618            ----            ----         (13,618)           ----
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before income taxes,
minority interest and extraordinary item               13,618          20,060           7,158         (13,618)         27,218
Income taxes                                             ----          (9,398)         (1,617)           ----         (11,015)
                                               --------------  --------------  --------------  --------------  --------------
    Income (loss) before minority interest and
extraordinary item                                     13,618          10,662           5,541         (13,618)         16,203
Minority interest                                        ----            ----          (1,652)           ----          (1,652)
                                               --------------  --------------  --------------  --------------  --------------
Income before extraordinary item                       13,618          10,662           3,889         (13,618)         14,551
Extraordinary item, net of tax                           ----            (933)           ----            ----            (933)
                                               --------------  --------------  --------------  --------------  --------------
    Net income (loss)                               $  13,618       $   9,729       $   3,889       $ (13,618)      $  13,618
                                               ==============  ==============  ==============  ==============  ==============

Consolidating Balance Sheet as of September 30, 1999

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                      (parent)   subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Assets
Current assets:
    Cash                                            $    ----       $   8,670       $  11,936       $    ----       $  20,606
    Accounts receivable, net                              827          29,713          16,453          (5,379)         41,614
    Inventories, net                                     ----          15,890          11,322            ----          27,212
    Other current assets                                 ----             753             426            ----           1,179
Property, plant and equipment, net                       ----          27,607          10,454             (36)         38,025
Intangible assets, net and other assets                  ----         121,341          11,758            ----         133,099
Investment in subsidiary                               67,023          46,033            ----        (113,056)          ----
                                               --------------  --------------  --------------  --------------  --------------
Total assets                                        $  67,850       $ 250,007       $  62,349       $(118,471)      $ 261,735
                                               ==============  ==============  ==============  ==============  ==============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                $    ----       $   7,401       $  12,725       $  (5,415)      $  14,711
    Other current liabilities                            ----          13,384           3,151            ----          16,535
Long-term debt                                           ----         136,607             116            ----         136,723
Other liabilities                                        ----          25,592             324            ----          25,916
Common stock and paid in capital                       81,679          28,182          39,655         (67,837)         81,679
Other equity accounts                                  (8,513)        (11,391)         (9,161)         20,552          (8,513)
Retained earnings (Accumulated deficit)                (5,316)         50,232          15,539         (65,771)         (5,316)
                                               --------------  --------------  --------------  --------------  --------------
Total liabilities and stockholders' equity          $  67,850       $ 250,007       $  62,349       $(118,471)      $ 261,735
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
                                               ==============  ==============  ==============  ==============  ==============

Consolidating Statement of Cash Flows for the Nine Months Ended September 30,
1999

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                     (parent)    subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Operating Activities:
   Net income (loss)                                $  (1,396)      $  (4,807)      $   3,411       $   1,396       $  (1,396)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                      ----           4,437           1,066            ----           5,503
      Minority interest in earnings of
      subsidiary                                         ----            ----           1,937            ----           1,937
      Other, net                                        1,396             958             (37)         (1,396)            921
      Changes in operating assets and
      liabilities                                        ----          (6,015)         (1,207)           ----          (7,222)
                                               --------------  --------------  --------------  --------------  --------------
         Total adjustments                              1,396            (620)          1,759          (1,396)          1,139
                                               --------------  --------------  --------------  --------------  --------------
      Net cash (used in ) provided by
      operating activities                               ----          (5,427)          5,170            ----            (257)
                                               --------------  --------------  --------------  --------------  --------------
Investing Activities:
    Additions to property, plant and                     ----          (2,801)         (1,573)           ----          (4,374)
    equipment
    Issuance of long-term note receivable                ----            ----          (1,000)           ----          (1,000)
    Collection of long-term note receivable              ----             517            ----            ----             517
                                               --------------  --------------  --------------  --------------  --------------
      Net cash used in investing activities              ----          (2,284)         (2,573)           ----          (4,857)
                                               --------------  --------------  --------------  --------------  --------------
Financing Activities:
   Proceeds from long-term borrowings                    ----           3,281              92            ----           3,373
   Principal payments on debt                            ----            ----          (6,246)           ----          (6,244)
   Other                                                 ----             780            (552)           ----             226
                                               --------------  --------------  --------------  --------------  --------------
      Net cash provided by (used in)                     ----           4,061          (6,706)           ----          (2,645)
financing activities
                                               --------------  --------------  --------------  --------------  --------------
Effect of Exchange Rate Changes                          ----            ----            (341)           ----            (341)
                                               --------------  --------------  --------------  --------------  --------------
Net decrease in Cash and Cash Equivalents                ----          (3,650)         (4,450)           ----          (8,100)
Cash and Cash Equivalents at Beginning of
Period                                                   ----          12,320          16,386            ----          28,706
                                               --------------  --------------  --------------  --------------  --------------
Cash and Cash Equivalents at End of Period          $    ----       $   8,670       $  11,936       $    ----       $  20,606
                                               ==============  ==============  ==============  ==============  ==============


Consolidating Statement of Cash Flows for the Nine Months Ended September 30,
1998

                                                  Carson, Inc.      Guarantor   Non-guarantor                    Consolidated
                                                      (parent)   subsidiaries    subsidiaries    Eliminations     Carson, Inc.
                                               --------------  --------------  --------------  --------------  --------------
Operating Activities:
   Net income                                       $  13,618       $   9,729       $   3,889       $ (13,618)      $  13,618
   Adjustments to reconcile net income to net
cash used in operating activities:
      Gain on sale of subsidiary stock                   ----         (49,140)           ----            ----         (49,140)
      Non-cash special charges                           ----          14,695            ----            ----          14,695
      Depreciation and amortization                      ----           3,962             814            ----           4,776
      Extraordinary item, net of tax benefit             ----             933            ----                             933
      Write-off of AM stock                              ----           3,768            ----                           3,768
      Minority interest in earnings of
      subsidiary                                         ----            ----           1,652            ----           1,652
      Other, net                                      (13,618)          3,247          (2,014)         13,618           1,233
      Changes in operating assets and
      liabilities                                        ----           4,130          (6,976)           ----          (2,846)
                                               --------------  --------------  --------------  --------------  --------------
         Total adjustments                            (13,618)        (18,405)         (6,524)         13,618         (24,929)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash used in operating activities              ----          (8,676)         (2,635)           ----         (11,311)
                                               --------------  --------------  --------------  --------------  --------------
Investing Activities:
   Additions to property, plant and
   equipment                                             ----          (4,092)         (4,150)           ----          (8,242)
   Acquisitions of business assets, net of
      cash acquired                                      ----         (35,000)           ----            ----         (35,000)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash used in investing  activities             ----         (39,092)         (4,150)           ----         (43,242)
                                               --------------  --------------  --------------  --------------  --------------
Financing Activities:
   Proceeds from long-term borrowings                    ----           9,500            ----            ----           9,500
   Principal payments on long-term debt                  ----         (12,500)         (5,549)           ----         (18,049)
   Proceeds from sale of subsidiary stock                ----          55,250          19,200            ----          74,450
   Other                                                 ----            (125)            (72)           ----            (197)
                                               --------------  --------------  --------------  --------------  --------------
      Net cash provided by  financing
      activities                                         ----          52,125          13,579            ----          65,704
                                               --------------  --------------  --------------  --------------  --------------
Effect of Exchange Rate Changes                          ----            ----          (3,685)           ----          (3,685)
                                               --------------  --------------  --------------  --------------  --------------
Net increase in Cash and Cash Equivalents                ----           4,357           3,109            ----           7,466
Cash and Cash Equivalents at Beginning of
Period                                                   ----           2,614          11,420               9          14,043
                                               --------------  --------------  --------------  --------------  --------------
Cash and Cash Equivalents at End of Period          $    ----       $   6,971       $  14,529       $       9       $  21,509
                                               ==============  ==============  ==============  ==============  ==============

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition




OVERVIEW

Forward-looking Statements

This report on Form 10-Q for the nine months ended September 30, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the Company's plans to introduce new products and product enhancements, (ii) the Company's plans to make selective acquisitions, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations, (vi) capital expenditures and (vii) the cost and timely implementation of the Company's Year 2000 compliance modifications. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission") (including this filing, the Company's IPO prospectus dated October 14, 1996 and the Company's debt offering prospectus dated October 31,
1997), actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) unanticipated costs, difficulties or delays in implementing the Company's Year 2000 compliance modifications. The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company believes that it is the number one manufacturer and marketer of hair care and shaving products for people of color. The majority of the Company's net sales are derived from five categories of the ethnic health and beauty aids market: hair relaxers and texturizers, hair color, men's depilatory products, hair care maintenance products and combout/oil sheens.

In the nine months ended September 30, 1999 and 1998, 33.7% and 33.5%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:

                              Nine Months                   Nine Months
                                    Ended    % of                 Ended    % of
                        September 30,1999   Total     September 30,1998   Total
--------------------------------------------------------------------------------
Net sales to:
United States                    $ 86,632    66.3%             $ 70,230    66.5%
South Africa                       31,355    24.0                25,900    24.5
Europe                              7,219     5.5                 4,911     4.7
Other International                 5,524     4.2                 4,493     4.3
--------------------------------------------------------------------------------
Total                            $130,730   100.0%             $105,534   100.0%



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

Results of Operations

Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998

Net Sales. Consolidated net sales for the quarter ended September 30, 1999 were $48.0 million, an increase of $3.4 million, or 7.7%, over net sales for the quarter ended September 30, 1998 of $44.6 million. This increase is summarized as follows (dollars are in thousands):


                            Quarter Ended     Quarter Ended
                            September 30,     September 30, 1998    % Change
                                     1999
                       ---------------------------------------------------------
Domestic Hair Care               $ 26,195                $ 26,497          (1.1)
Export                              5,221                   3,304          58.0
Dermablend Group                    4,492                   1,256         257.6
   US Ethnic                       35,908                  31,057          15.6
                       ------------------------------------------
South Africa                       12,102                   8,752          38.3
                       ------------------------------------------
   Carson Ethnic                   48,010                  39,809          20.6
                       ------------------------------------------
Cutex                                  --                   4,754        (100.0)
                       ------------------------------------------
   Consolidated                  $ 48,010                $ 44,563           7.7
                       ==========================================

Domestic hair care net sales above include domestic sales of Carson and Johnson hair care products. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets. Dermablend Group net sales includes sales of Dermablend corrective cosmetics, Posner cosmetics and Dark and Lovely Cosmetics. Dermablend net sales are included only for 1999 as the brand was held for sale from its purchase in July 1998 until the end of 1998. Of the $1.9 million increase in export sales, $1.5 million resulted from increased sales of Carson hair care products in Europe and other international markets.

There have been no net sales in 1999 of Cutex, as this brand was sold in December 1998.

Gross Profit. Consolidated gross profit was $25.1 million in the quarter ended September 30, 1999 compared to $22.6 million in the quarter ended September 30, 1998, an increase of $2.5 million, or 11.2%. Gross margin was 52.3% in the third quarter of 1999 compared to 50.7% in the third quarter of 1998. Gross margins in 1999 benefited from high margins (typically in excess of 75%) of the Dermablend business. Compared to the third quarter of 1998, gross margins were lower in the third quarter of 1999 on South Africa and export sales, while they were higher on Carson hair care sales and relatively unchanged on Johnson hair care sales. The overall gross margin for the third quarter of 1998 was negatively impacted by higher than anticipated returns of Cutex product.

Marketing and Selling Expenses. Marketing and selling expenses decreased $0.2 million, or 1.5%, to $12.5 million in the quarter ended September 30, 1999 from $12.7 million in the quarter ended September 30, 1998. This decrease consists the elimination of spending on the Cutex and Dark and Lovely Cosmetics lines offset by higher spending resulting from the addition of Dermablend and higher spending at Carson South Africa. As a percentage of net sales, marketing and selling expenses decreased to 26.1% during the quarter ended September 30, 1999 from 28.5% during the quarter ended September 30, 1998.

General and Administrative Expenses. General and administrative expenses were $6.8 million for the third quarter of 1999 compared to $6.4 million for the third quarter of 1998, an increase of $0.3 million, or 5.2%. The increase resulted primarily from the addition of Dermablend. As a percentage of net sales, general and administrative expenses decreased to 14.1% during the quarter ended September 30, 1999 from 14.4% during the quarter ended September 30, 1998.

Restructuring Charges. In the third quarter of 1998, the Company recorded pretax charges of $0.9 million related to a management restructuring.

Operating Income. As a result of the above changes, operating income increased to $5.8 million in the quarter ended September 30, 1999 from $2.5 million in the quarter ended September 30, 1998.

Interest Expense. Interest expense increased to $4.4 million in the quarter ended September 30, 1999 from $3.8 million in the quarter ended September 30, 1998. The increased interest expense was the result of additional debt incurred in 1998 to finance the Johnson Products acquisition.

Loss on Write-off of Investment. During the quarter ended September 30, 1998, the Company recorded a pretax charge of $3.8 million for the write-off of an investment in the preferred stock of AM Cosmetics, Inc., a related company which provided contract manufacturing services to the Company.

Other Income. Other income decreased to $0.6 million for the quarter ended September 30, 1999 from $1.1 million for the quarter ended September 30, 1998. The decrease was primarily due to lower interest income in South Africa.

Provision for Income Taxes. The provision for income taxes increased to $0.5 million in the quarter ended September 30, 1999 compared to a benefit of $2.0 million in the quarter ended September 30, 1998. The 1999 provision was calculated on the earnings of the Company's foreign subsidiaries and also includes a provision for domestic state income taxes. The Company did not record a federal tax benefit, or the related deferred tax asset, on losses incurred by its domestic subsidiaries, in accordance with the requirements of Financial Accounting Standards Board Interpretation No. 18 of Accounting Principles Board Opinion No. 28.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary decreased to $0.5 million in the quarter ended September 30, 1999 from $0.7 million in the quarter ended September 30, 1998. This decrease was due to the lower earnings of Carson South Africa in the current year quarter over the prior year quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30,
                                      1998

Net Sales. Consolidated net sales for the nine months ended September 30, 1999 were $130.7 million, an increase of $25.2 million, or 23.9%, over net sales for the nine months ended September 30, 1998 of $105.5 million. This increase is summarized as follows (dollars are in thousands):


                            Nine Months Ended     Nine Months Ended
                            September 30,1999    September 30, 1998    % Change
                        --------------------------------------------------------
Domestic Hair Care                   $ 73,681              $ 51,574        42.9
Export                                 12,743                 9,404        35.5
Dermablend Group                       12,951                 2,142       504.6
   US Ethnic                           99,375                63,120        57.4
                        -------------------------------------------
South Africa                           31,355                25,900        21.1
                        -------------------------------------------
   Carson Ethnic                      130,730                89,020        46.9
                        -------------------------------------------
Cutex                                      --                16,514      (100.0)
                        -------------------------------------------
   Consolidated                      $130,730              $105,534        23.9
                        ===========================================


Domestic hair care net sales above include domestic sales of Carson and Johnson hair care products. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets. Dermablend Group net sales includes sales of Dermablend corrective cosmetics, Posner cosmetics and Dark and Lovely Cosmetics. Dermablend net sales are included only for 1999 as the brand was held for sale from its purchase in July 1998 until the end of 1998. The increases in net sales of Domestic hair care products and the Dermablend Group resulted primarily from the acquisition of Johnson Products Company and Dermablend, Inc. in July 1998. Export net sales were also increased due to the acquisition of Johnson Products Company as well as higher sales of Carson hair care products in Europe.

There were no net sales in 1999 of Cutex, which was sold in December 1998.

Gross Profit. Consolidated gross profit was $68.4 million in the nine months ended September 30, 1999 compared to $47.1 million in the nine months ended September 30, 1998, an increase of $21.3 million, or 45.3%. Gross margin was 52.4% for such period in 1999 compared to 44.6% for such period in 1998. In the nine months ended September 30, 1998, cost of sales included $6.6 million of special charges for the write-down of non-strategic, obsolete or excess inventory. Excluding these special charges, gross profit was $53.7 million, and gross margin was 50.9% in the nine months ended September 30, 1998. The increase in gross margin in 1999 was attributable in part to increased plant utilization in the Savannah manufacturing facility, whereas in the first half of 1998 gross margins were adversely impacted by reduced production volumes undertaken in order to lower inventory balances at that time. Gross margins in 1999 also benefited from high margins (typically in excess of 75%) of the Dermablend business, offset somewhat by lower Johnson Products hair care margins resulting from discounted sales pricing. Management has revised pricing terms for Johnson hair care products; however, due to the phasing in of the new pricing terms, the benefits of the price increases were not fully realized in the third quarter of 1999. The overall gross margin for 1998 was reduced by higher than anticipated returns of Cutex product.

Marketing and Selling Expenses. Marketing and selling expenses increased $4.0 million, or 13.1%, to $34.2 million in the nine months ended September 30, 1999 from $30.2 million in the nine months ended September 30, 1998. This increase consists of higher spending resulting from the addition of Johnson Products and higher spending at Carson South Africa offset by the elimination of spending on the Cutex, Dark and Lovely Cosmetics and Salon Professional lines. As a percentage of net sales, marketing and selling expenses decreased to 26.1% during 1999 from 28.6% during 1998.

General and Administrative Expense. General and administrative expenses were $20.7 million for the first nine months of 1999 compared to $22.4 million for the first nine months of 1998, a decrease of $1.7 million, or 7.5%. In the first nine months of 1998, general and administrative expense included $3.7 million of special charges primarily related to the executive management restructuring and additional accounts receivable reserves. Excluding these special charges, general and administrative expenses were $18.7 million in the nine months ended September 30, 1998. Compared to this amount, general and administrative expenses increased $2.0 million, or 10.9%, in the nine months ended September 30, 1999. The increase resulted primarily from the addition of Johnson Products. As a percentage of net sales, general and administrative expenses decreased to 15.8% during 1999 from 17.7% during 1998, excluding special charges. This percentage decrease is primarily due to the incremental net sales provided by the addition of Johnson Products without a pro rata increase in overall general and administrative expenses.

Restructuring Charges. In the nine months ended September 30, 1999, the Company recorded $0.5 million of restructuring charges for severance payments related to personnel reductions. These reductions were undertaken as a cost-cutting measure to improve the Company's operating income. In the nine months ended September 30, 1998, the Company recorded restructuring charges of $5.7 million related primarily to changes in the Company's top management group and to the write-down of fixed assets which were disposed of as a result of changes in product lines.

Operating Income. As a result of the above changes, operating income increased to $13.1 million in the nine months ended September 30, 1999 from an operating loss of $11.3 million in the nine months ended September 30, 1998.

Interest Expense. Interest expense increased to $13.1 million in the nine months ended September 30, 1999 from $9.6 million in the nine months ended September 30, 1998. The increased interest expense was the result of additional debt incurred in 1998 to finance the Johnson Products acquisition.

Gain on Sale of Subsidiary Stock. In May 1998 the Company sold 29.1 million of its shares of

Carson South Africa, resulting in a pre-tax gain to the Company of $49.1 million.

Loss on Write-off of Investment. During the nine months ended September 30, 1998, the Company recorded a pretax charge of $3.8 million for the write-off of an investment in the preferred stock of AM Cosmetics, Inc., a related company which provided contract manufacturing services to the Company.

Other Income. Other income decreased to $2.4 million in the nine months ended September 30, 1999 compared to $2.8 million in the nine months ended September 30, 1998. The decrease was primarily due to lower interest income in South Africa.

Provision for Income Taxes. The provision for income taxes decreased to $1.7 million in the nine months ended September 30, 1999 compared to $11.0 million in the nine months ended September 30, 1998. The 1999 provision was calculated on the earnings of the Company's foreign subsidiaries and also includes a provision for domestic state income taxes. The Company did not record a federal tax benefit, or the related deferred tax asset, on losses incurred by its domestic subsidiaries, in accordance with the requirements of Financial Accounting Standards Board Interpretation No. 18 of Accounting Principles Board Opinion No.
28. The 1998 provision included expense related to the Company's $49.1 million gain on the sale of subsidiary stock.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary increased to $1.9 million in the nine months ended September 30, 1999 from $1.7 million in the nine months ended September 30, 1998. This increase was due to the higher earnings of Carson South Africa in the current year over the prior year and to the higher minority ownership percentage in 1999 resulting from sales of Carson South Africa stock in the second quarter of 1998.


Liquidity and Capital Resources

The Company has a Secured Term Loan outstanding which bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. This option provides the Company flexibility in meeting its cash needs in the near term. In the event of deferral, interest is accrued at an annual rate of 16% for the month deferred and added to the outstanding principal amount of the loan. The Company elected to defer the monthly interest payments in March, May, June and July of 1999 and thereby increased long-term debt by $3.3 million in the nine months ended September 30, 1999. The capital stock and assets of Carson Products Company (including stock in Carson South Africa representing a 52.5% majority stake) are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividend by the Company or any subsidiary.

In the nine months ended September 30, 1999, the Company's cash balance decreased by $8.1 million, to $20.6 million. Net cash flow used in operations was $0.3 million. Cash was used primarily to increase accounts receivable and inventories and to reduce income taxes payable and accrued expenses. Cash was provided by an increase in accounts payable and by the conversion of restricted cash into available cash, which was used to pay for items related to the disposition of Cutex.

Net cash used in investing activities in the nine months ended September 30, 1999 consisted primarily of capital expenditures of $4.4 million. Approximately $1.4 million of these additions related to the Carson Products software conversion to SAP, and approximately $1.6 million were additions by Carson South Africa. Cash was also used in the issuance of a $1.0 million loan from Carson Products West Africa Limited ("Carson Ghana"), a wholly-owned subsidiary of Carson South Africa, to Layff Kosmetic, Ltda. ("Layff"), the distributor of the Company's products in Brazil. The loan was made to provide Layff with working capital and thereby assist in developing the Company's sales in Brazil. The term of the loan is two years. All principal is due in September 2001; interest accrues at 10% per annum and is payable semi-annually. The loan is denominated in US dollars and is secured by a mortgage on certain real property owned by Layff. The loan is included in "Other assets" in the accompanying consolidated balance sheet.

Net cash used in financing activities in the nine months ended September 30, 1999 consisted primarily of $6.2 million of additional consideration paid by Carson South Africa related to the 1997 purchase of A&J Cosmetics. Proceeds from long-term borrowings were principally $3.3 million for capitalization of interest on the Company's Secured Term Loan in lieu of cash payment.

 The Company believes that cash flow from operating activities and existing cash balances will be sufficient to fund working capital requirements, capital expenditures and debt service requirements in the immediate future. However, no assurance can be given that changing business circumstances will not require additional capital for reasons that are not currently anticipated or that the necessary capital will then be available to the Company on favorable terms, or at all.

Year 2000 Compliance Efforts

To replace former computer systems that were not Year 2000 compliant, the Company selected SAP, a single vendor, integrated business software package. SAP is compatible with the Company's IBM AS/400 computer and suitable for use in all major functional areas, including invoicing, distribution, production and financial reporting.

The Company completed the implementation of SAP at its Savannah, Georgia and Chicago facilities during the quarters ended June 30, 1999 and September 30, 1999, respectively. The software is operating satisfactorily, and the Company experienced no adverse material impact on operations from the implementation. The Company has received assurance from the vendor that the SAP software is Year 2000 compliant. In the fourth quarter of 1999, the Company plans to run test transactions gain further assurance and also expects to receive a certificate of Year 2000 compliance for its AS/400 computer from IBM. Once the Company has received the IBM certificate, the Company will have substantially completed its Year 2000 compliance efforts for its information technology systems.

In the unlikely event that the SAP software and/or the AS/400 computer fails to be Year 2000 compliant, the Company would immediately begin working with the software and/or hardware vendors to achieve Year 2000 compliance as quickly as possible. The risk associated with not having systems that are compliant by the Year 2000 is that the Company would have to implement manual procedures which would lead to a reduction in efficiency. The Company could continue to operate, but at a reduced level of productivity.

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

The cost of conversion to SAP is estimated to be approximately $1.9 million, including hardware, software and the Company's commitment of internal resources. As of September 30, 1999, the Company had incurred approximately $1.8 million of the total cost.






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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARSON, INC.




/s/Robert W. Pierce                                      Date: November 15, 1999
Robert W. Pierce
Executive Vice President, Finance
Chief Financial Officer and Corporate Secretary
(Principal Accounting and Financial Officer)