Form 10-K
period 1999-12-31
CARSON INC
filed 2000-04-14
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
      [X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                      Exchange Act of 1934 [Fee Required]

                   For the Fiscal Year Ended December 31, 1999

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

     Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the average bid and asked prices as of March 31, 2000 on The New York Stock
                           Exchange was: $ 33,124,595

 Indicate the number of shares outstanding of each of the registrant's classes, as of the latest practicable date.

               Title of Each Class: Outstanding at March 31, 2000:
            Common Stock - Class A, $0.01 Par Value 10,083,485 shares Common Stock - Class C, $0.01 Par Value 5,126,163 shares

                                     Part I.

Item 1.  Business

Forward Looking Statements

This report on Form 10-K for the year ended December 31, 1999 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the proposed acquisition of the Company as further described herein, (ii) the Company's plans to introduce new products and product enhancements, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations and (vi) capital expenditures. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, and
(f) failure to satisfy the conditions to the pending merger transaction prior to the July 31, 2000 termination date. The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company believes that it is one of the leading global manufacturers and marketers of ethnic hair care products for people of color. The Company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care business. The Company currently sells over 100 different products specifically formulated to address the unique physiological characteristics of people of color under seventeen principal brand names, including Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic, Let's Jam, Gentle Treatment, Ultra Sheen, Sta-Sof-Fro, Posner, Ultra Star, Classy Curl, Curly Perm, Afro Sheen and Dermablend. The majority of the Company's net sales have historically been derived from hair relaxers and texturizers, which are used to chemically treat and straighten hair, hair color, men's depilatory products and hair care maintenance products, primarily for people of color.

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

The Company completed an initial public offering of 4,818,500 shares of its common stock on the New York Stock Exchange on October 18, 1996. As of December 31, 1999 the Company's direct subsidiaries were Carson Products Company and Carson Management Company. Active indirect subsidiaries of the Company were Carson Holdings Limited (South Africa), Carson Products Do Brasil, Carson UK Ltd., Carson Products (Proprietary) Limited (South Africa), Carson Products West Africa Limited (Ghana) and Carson Products East Africa (Epz) Limited. Four of the Company's indirect subsidiaries were inactive: Carson Botswana (PTY Limited), Johnson Products Export Sales, Inc., IVAX Personal Care Products P.R., Inc. and Johnson Products Co. (UK) Limited.

Recent Developments

Proposed Sale of Company

On February 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cosmair, Inc. ("Cosmair") and its wholly-owned subsidiary, Crayon Acquisition Corp. ("Purchaser"), pursuant to which Cosmair, a Delaware corporation wholly-owned by L'Oreal, S.A. of Paris, France, will acquire the Company in a two-step transaction.

To implement the Merger Agreement, Purchaser on March 8, 2000 commenced a cash tender offer to acquire all the issued and outstanding shares of Class A Common Stock, par value $.01per share, of the Company (the "Class A Common Stock") at a price of $5.20 per share net to the seller in cash (the "Offer"). Purchaser's obligation to purchase shares of Class A Common Stock tendered pursuant to the Offer is subject to the satisfaction of customary conditions, including the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "HSR Act") and the Competition Act of the Republic of South Africa (the "S.A. Competition Act") and the valid tender of a majority of the outstanding shares of Company Common Stock (as defined below) on a fully-diluted basis. On March 22, 2000, Cosmair and the

Company received a request for additional information and documentary material from the U. S. Department of Justice ("DOJ") related to the proposed merger. The requested materials are being compiled and will be submitted to the DOJ. If DOJ clearance is obtained and the other conditions to the Offer are satisfied, any and all shares tendered in the Offer must be purchased by Cosmair. The Board of Directors of the Company recommended that all stockholders accept the Offer and tender their shares pursuant to the Offer. The Merger Agreement may be terminated by either party if the Offer is not consummated on or prior to July 31, 2000.

If the Offer is successfully completed, Purchaser will be merged with and into the Company (the "Merger"), with the Company becoming a wholly-owned subsidiary of Cosmair. Consummation of the Merger is subject to the approval of the Company's stockholders. Cosmair and Purchaser have agreed in the Merger Agreement to vote all shares of Class A Common Stock purchased in the Offer in favor of the Merger. The Majority Stockholders (as defined below) will also be required to vote their shares of Class C Common Stock, par value $.01 per share of the Company ("Class C Common Stock" and, together with the Class A Common Stock, the "Company Common Stock"), in favor of the Merger in the event that they are not required to convert their shares of Class C Common Stock into shares of Class A Common Stock and tender their shares to Purchaser pursuant to the Stockholders Agreement, as described below. Any shares of Company Common Stock not purchased in the Offer will be converted into the right to receive $5.20 per share in cash, without interest.

To induce Cosmair and Purchaser to enter into the Merger Agreement, certain stockholders of the Company (the "Majority Stockholders") entered into a Stockholders Agreement, dated February 25, 2000, with the Company, Cosmair and Purchaser (the "Stockholders Agreement"). Collectively, the Majority Stockholders own shares of Company Common Stock representing approximately 48% of the outstanding shares of Company Common Stock on a fully-diluted basis and approximately 88% of the voting power of all outstanding shares of Company Common Stock. In the Stockholder Agreement, the Majority Stockholders agreed, among other things, (i) subject to at least 565,857 shares of Class A Common
Stock being tendered in the Offer, to convert their shares of Class C Common Stock into shares of Class A Common Stock and to tender all of their shares of Company Common Stock in the Offer, and (ii) in the event that they are not required to so convert their shares of Class C Common Stock, to vote their shares of Class C Common Stock in favor of the Merger.

Cosmair conditioned its willingness to enter into the Merger Agreement on the Company's settlement of all disputes with AM Cosmetics arising out of any business relationships between them. The Company entered into a settlement agreement with AM Cosmetics on February 25, 2000. See Note 18 to the consolidated financial statements for terms of the settlement.


Industry Overview

         Ethnic Hair Care Business

Sales of ethnic hair care, cosmetics and skincare at retail was estimated, according to Packaged Facts, an independent market research company (the "Packaged Facts Report"), to be $1.6 billion in 1999. The ethnic hair care market comprises 75%, or $1.2 billion, of the overall retail ethnic product business. According to 1997 United States Census Data (Selected Social Characteristics of the Population,) published by the United States Department of

Commerce, the African-American population was approximately 34 million and represented 12.8% of the United States population. This segment of the population is projected by the United States Department of Commerce to grow at a rate twice that of the Caucasian population through the middle of the next century. The combined purchasing power of African-Americans was expected to exceed $530 billion in 1999. Moreover, research indicates that African-American consumers generally spend up to three times as much of their disposable income on health and beauty products as Caucasian consumers.

On a global scale, the Company currently estimates that there are approximately 900 million people of African descent outside the United States, including an estimated 750 million people on the African continent, 100 million people in Brazil, 20 million people in the Caribbean, 10-15 million people in Europe and 10-13 million people in Central America. Although there are no independent market data to support the size of the international sales, the Company believes that the international market is significant.

Company Strengths

The Company was a leading supplier of products in three of the five hair care categories in which it competes (chemicals, hair color and men's depilatory products) for the 1999 year, according to Information Resources, Inc. ("IRI"). Since the acquisition of Johnson Products, the Company also competes in the hair dress/conditioning and the combout/oil sheen categories. The Company believes it has a number of competitive strengths, including its strong brand names, dedicated sales force, broad distribution, R&D capabilities and experienced management team.

                Strong Brands.  The Company  currently  sells its products under seventeen principal brand names. The company's flagship brand, Dark & Lovely, is the most widely recognized ethnic brand name in the United States retail ethnic hair care market for African-Americans. The acquisition of Johnson Products brought two more well known brands into the Carson family, namely Ultra Sheen and Gentle Treatment. The Company believes that its brand strength is based upon product quality, properly targeted advertising, package design, reputation for innovation and focused commitment to the unique needs of its consumers.

               Experienced  Sales  Force and  Broad  Distribution.  The  Company
              believes it has the largest direct sales force in the United States retail ethnic hair care business. The Company's competitors primarily use commissioned sales brokers who tend to have conflicting brand loyalties and provide minimal marketing and sell-through support. In the United States, the Company benefits from having its extensive product line distributed broadly through three principal channels: (i) multi-warehouse chains, including mass merchandisers (e.g., Wal-Mart), major drug chains (e.g., Walgreens, Rite-Aid, CVS), food chains (e.g., Winn Dixie, Kroger) and discount chains (e.g., Family Dollar, Dollar General), (ii) Beauty and Barber Supply Stores ("B&B's") such as Alberto-Culver Company's Sally's Beauty Supply stores and members of the National Beauty Supply Dealers Association, and (iii) ethnic product distributors.

               Focused Research and  Development.  The Company believes that its heritage of technological innovation and its focused R&D effort are important to maintaining its position. Three of the ethnic hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for hair of persons of African descent (1972), the first no-lye relaxer, which provided a safe relaxer product for home use
              (1978), and the recently patented Fail Safe technology for no-lye relaxers (1998), the only relaxer system to eliminate problems associated with imprecise mixing, which the Company believes is the most common cause of consumer complaints regarding relaxers.

Key Brands

The Company manufactures and markets a variety of products worldwide. The following table sets forth the Company's principal products, as of December 31, 1999.

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

Approximately 8% of net sales in 1999 was allocated to advertising and consumer promotions. The Company regularly advertises in magazines aimed at consumers of African descent, such as Essence, Ebony, Black Enterprise and Jet, and in targeted spot advertising on television and cable channels such as Black Entertainment Television (BET) and engages in promotional activities and in-store displays to introduce new products or attract new consumers. The Company also uses its kit packaging format to conduct sampling programs for new products.

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



Research and Development and Quality Control

The Company believes that the strength of its position in the hair care industry is attributable, in part, to its tradition of technological innovation and its focused R&D effort. Three of the hair care industry's most significant innovations were introduced by the Company: the first hair color developed exclusively for African-American hair (1972), the first no-lye relaxer, which provided a safe relaxer product for home use (1978), and the recently patented Fail Safe technology for no-lye relaxers (1998), the only relaxer system to eliminate problems associated with imprecise mixing, which the Company believes is the most common cause of consumer complaints regarding relaxers. The Company believes that its R&D department represents the largest R&D effort focused on the ethnic hair care market.

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

Trademarks and Patents

The Company owns all of the trademark rights used in connection with its principal brands both in the United States and in the other countries in which its products are principally sold. Significant trademarks include: Dark & Lovely, Magic, Let's Jam, Excelle, Beautiful Beginnings, Dark & Natural, Gentle Treatment, Ultra Sheen, Posner and Dermablend. The Company considers these and its other marks and the name recognition associated with them to be valuable to its business. The Company utilizes certain proprietary or patented technologies in the formulation or manufacture of a number of its products; however, the loss of such proprietary rights and patents would not have a material adverse effect on the business, results of operations or financial condition of the Company.

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

Employees

As of December 31, 1999, the Company employed approximately 334 persons in Savannah, 165 in Chicago, Illinois, an additional 47 elsewhere in the United States and 440 internationally. In the United States, 373 were hourly personnel and 173 were salaried employees. The Company also utilizes temporary workers as needed, primarily in manufacturing. An average of 110 such temporary workers were utilized on a daily basis by the Company during the year ended December 31,

1999. The Company is non-union and believes that its relationship with employees is good.

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

                                    PART II.

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters

         The Company's Class A Common Stock is traded on the New York Stock Exchange under the symbol "CIC". The Company's Class B Common Stock and Class C Common Stock have no established public trading market. The high and low closing sales prices for the Company's Class A Common Stock as reported by the New York Stock Exchange for each quarter of the years ended December 31, 1999 and 1998 are as follows:


             Quarter Ended            High                 Low
         -------------------------------------------------------------

               03/31/99            $  4.8750             $ 2.9375
               06/30/99               4.3125               2.6250
               09/30/99               3.5000               2.5625
               12/31/99               4.0000               2.6250

               03/31/98            $ 10.1250             $ 5.8750
               06/30/98              10.7500               5.8750
               09/30/98               7.8125               1.9375
               12/31/98               4.8750               2.0000


At March 31, 2000, there were approximately 125 holders of record of the Company's Class A Common Stock and 14 holders of the Company's Class C Common Stock. As of such date, all shares of the Company's Class B Common Stock had been converted to shares of Class A Common Stock. Since October 1996, the Company has not declared or paid any cash or other dividends on its Common Stock and does not expect to pay dividends for the foreseeable future. The Company anticipates that for the foreseeable future, earnings will be reinvested in the business to finance its growth and development. The declaration and payment of dividends by the Company are subject to the discretion of the Board of Directors of the Company (the "Board"). The Company's debt agreements restrict the ability of the Company or any subsidiary of the Company from paying cash dividends other than dividends or distributions payable in shares of capital stock. Any future determination to pay dividends will depend on the Company's results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board.

Item 6.  Selected Consolidated Historical Financial Data

The Company was established in May 1995 and until August 1995 its operations were de minimus. On August 23, 1995, the Company acquired all of the outstanding stock of Aminco, Inc. (also referred to as the "Predecessor"). Aminco's operations were principally conducted by its wholly owned subsidiary, Carson Products Company. Subsequent to the acquisition of Aminco, Carson Products Company was merged into Aminco; the surviving entity was renamed Carson Products

Company. The following tables contain selected consolidated historical financial data for the Company (amounts in thousands except per share data):

                                            Company (1)                                  Full Fiscal Year
                          ---------------------------------------------------------   ----------------------
                                                                                                         Company
                                  Year           Year           Year    Nine Months     Predecessor   August 23,
                                 Ended          Ended          Ended          Ended   April 1, 1995      1995 to
                          December 31,   December 31,   December 31,   December 31,   to August 22,    March 31,
                                  1999           1998           1997        1996(1)            1995      1996(2)
-----------------------------------------------------------------------------------------------------------------
Net sales                   $ 169,355       $ 150,706      $ 109,631       $ 59,938        $ 26,854     $ 41,465

(Loss) income before
extraordinary item            (14,288)            (36)         3,754         (3,256)          3,934        1,104

Basic and diluted
earnings (loss) per
share before
extraordinary item          $  ( 0.94)      $    0.00      $    0.25       $ ( 0.25)           ----     $   0.09

Weighted average shares
outstanding                    15,150          14,986         15,003         12,715            ----       11,871
-----------------------------------------------------------------------------------------------------------------




                                       December 31,    December 31,    December 31,   December  31,      March 31,
                                               1999            1998            1997            1996           1996
------------------------------------ --------------- --------------- --------------- --------------- --------------
Total assets                              $ 246,648       $ 267,463       $ 201,424        $ 97,529       $ 87,980

Long-term debt (including current
portion)                                    138,314         133,549         103,623          27,101         66,788

Stockholders' equity                         53,869          69,160          61,531          54,215          9,775

Working capital                           $  44,904       $  54,774       $  44,944        $ 15,852       $ 13,855
------------------------------------ --------------- --------------- --------------- --------------- --------------


(1) Effective December 31, 1996, the Company changed its fiscal year-end from March 31 to December 31.

(2) The acquisition of Aminco, Inc. (the Predecessor) was completed on August 23, 1995. The Company's financial statements include the operating results from the acquisition date.

(3) The consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, there are matters disclosed in Note 19 to the consolidated financial statements that raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

The Company is a manufacturer and marketer of hair care and shaving products. The majority of the Company's net sales are derived from five categories of the health and beauty aids market: chemicals (hair relaxers and texturizers), hair color, men's depilatory products, hair dress/conditioning and combout/oil sheen products.

In the years ended December 31, 1999 and 1998, 36.4% and 34.9%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:

                               Year Ended     % of          Year Ended     % of
                         December 31,1999    Total    December 31,1998    Total
--------------------- -------------------- -------- ------------------- --------
Net sales to:
United States                   $ 107,744     63.6%          $  98,096     65.1%
South Africa                       44,018     26.0              39,183     26.0
Europe                              9,970      5.9               7,170      4.8
Other International                 7,623      4.5               6,257      4.1
--------------------- -------------------- -------- ------------------- --------
Total                           $ 169,355    100.0%          $ 150,706    100.0%


Most of the Company's sales are recorded in United States Dollars. However, sales by Carson South Africa to South Africa, Botswana, Lesotho, Namibia and
Swaziland are denominated in South African Rand, and sales by Carson South Africa's subsidiary in Ghana ("Carson Ghana") are denominated in Ghanian Cedis. The Company is therefore exposed to foreign currency price risk as the exchange rates of the rand and the cedi fluctuate, and there is a potential for gains or losses on the consolidated level. The Company does not view the exposure to rand exchange rate fluctuations as significant because Carson South Africa incurs most of its costs in rand. Assets and liabilities of Carson South Africa are translated for consolidation purposes from South African Rand into United States Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly prevailing exchange rates. Resulting translation differences are recognized as a component of stockholders' equity. Gains and losses from foreign currency transactions are included in other income in the consolidated statement of operations.

Subsequent Event - Sale of Company

On February 25, 2000, the Company entered into the Merger Agreement with Cosmair and Purchaser, pursuant to which Cosmair, wholly-owned by L'Oreal, S.A. of Paris, France, will acquire the Company in a two-step transaction.

To implement the Merger Agreement, Purchaser on March 8, 2000 commenced a cash tender offer to acquire all the issued and outstanding shares of Class A Common

Stock at a price of $5.20 per share in cash. Purchaser's obligation to purchase shares of Class A Common Stock tendered pursuant to the Offer is subject to the satisfaction of customary conditions, including the expiration or termination of the applicable waiting periods under the HSR Act and the S.A. Competition Act and the valid tender of a majority of the outstanding shares of Company Common Stock on a fully-diluted basis. On March 22, 2000, Cosmair and the Company received a request for additional information and documentary material from the
U. S. Department of Justice ("DOJ") related to the proposed merger. The requested materials are being compiled and will be submitted to the DOJ. If DOJ clearance is obtained and the other conditions to the Offer are satisfied, any and all shares tendered in the Offer must be purchased by Cosmair. The Board of Directors of the Company recommended that all stockholders accept the Offer and tender their shares pursuant to the Offer. The Merger Agreement may be terminated by either party if the Offer is not consummated on or prior to July 31, 2000.

If the Offer is successfully completed, Purchaser will be merged with and into the Company, with the Company becoming a wholly-owned subsidiary of Cosmair. Consummation of the Merger is subject to the approval of the Company's stockholders. Cosmair and Purchaser have agreed in the Merger Agreement to vote all shares of Class A Common Stock purchased in the Offer in favor of the Merger. The Majority Stockholders will also be required to vote their shares of Class C Common Stock in favor of the Merger in the event that they are not required to convert their shares of Class C Common Stock into shares of Class A Common Stock and tender their shares to Purchaser pursuant to the Stockholders Agreement. Any shares of Company Common Stock not purchased in the Offer will be converted into the right to receive $5.20 per share in cash, without interest.

To induce Cosmair and Purchaser to enter into the Merger Agreement, the Majority Stockholders entered into a Stockholders Agreement. Collectively, the Majority Stockholders own shares of Company Common Stock representing approximately 48% of the outstanding shares of Company Common Stock on a fully-diluted basis and approximately 88% of the voting power of all outstanding shares of Company Common Stock. In the Stockholder Agreement, the Majority Stockholders agreed, among other things, (i) subject to at least 565,857 shares of Class A Common
Stock being tendered in the Offer, to convert their shares of Class C Common Stock into shares of Class A Common Stock and to tender all of their shares of Company Common Stock in the Offer, and (ii) in the event that they are not required to so convert their shares of Class C Common Stock, to vote their shares of Class C Common Stock in favor of the Merger.

Cosmair conditioned its willingness to enter into the Merger Agreement on the Company's settlement of all disputes with AM Cosmetics arising out of any business relationships between them. The Company entered into a settlement agreement with AM Cosmetics on February 25, 2000. See Note 18 to the consolidated financial statements for terms of the settlement.



Fiscal 1999 - Significant Events

Restructuring and Other Charges
During the year ended December 31, 1999, the Company recorded restructuring and other charges of $11.3 million (of which $10.8 million was recorded in the fourth quarter). Such charges by category of expenditure were as follows (in thousands):

                                                                                                        Foreign
                                                               AM          South                       Exchange
                                           Product      Cosmetics        African       Management   Transaction
                           Returns      Relaunches     Settlement     Write-offs    Restructuring        Losses       Total
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Net sales                   $  4,048       $    300       $     --       $     --       $     --       $     --       $  4,348

Cost of sales                    175            400             --            449             --             --          1,024

Marketing and selling
expenses                          --          1,699             --             --             --             --          1,699

General and
administrative                    --             --             --            947             --             --            947

Charge for settlement
with AM Cosmetics                 --             --          1,350             --             --             --          1,350

Restructuring charges             --             --             --             --            600             --            600
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Operating income               4,223          2,399          1,350          1,396            600             --          9,968

Other income, net                 --             --             --             --             --          1,301          1,301
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Total                       $  4,223       $  2,399       $  1,350       $  1,396       $    600       $  1,301       $ 11,269
                       ============== ============== ============== ============== ============== ============== ==============


               In 1999 net sales  included  the  following  charges  related  to product returns or dispositions: $2.1 million for Cutex polish, $1.0 million for Diva hair colors and $0.9 million for Dark and Lovely Cosmetics. The $2.1 million of Cutex charges included customer deductions and other expenses related to the disposition of the Cutex polish business, which was sold in 1998. The actual Cutex polish disposition expenses exceeded the $4.0 million of estimated expenses which were recorded in 1998. The Company discovered that tube components in some of the Diva hair color kits held by the Company and by customers were leaking and required replacement. The Company recorded a $1.0 million charge to net sales for returns of damaged inventory held by customers and a $0.2 million charge to cost of sales for the write-off of damaged inventory held by the Company. The $0.9 million charge for Dark and Lovely Cosmetics was for the return or disposition of inventory held by customers; the Company decided to discontinue the manufacture and sale of Dark and Lovely Cosmetics in 1999.

               The $2.4 million of new packaging  costs related to a relaunch of
              Dark and Lovely relaxers and hair colors scheduled for 2000. This charge included $1.7 million for package design, $0.4 million for write-off of excess old inventory and $0.3 million for price reductions granted to customers for Diva inventory on hand.

               The $1.4 million expensed for the AM Cosmetics settlement related to a dispute between the Company and a related party and is discussed further in Note 18 to the Company's financial statements.

               The South Africa  write-offs of $1.4 million consisted of charges for inventory and trademarks, primarily of the Seasilk and Nu-Me brands, determined to be unsaleable or impaired.

               The  restructuring  charges  of $0.6  million  included  employee severance costs for personnel reductions the Company undertook to cut costs and increase operating income. Seventeen employees, mostly involved in administrative functions, were terminated. Severance payments of $0.5 million were paid in 1999, and $0.1 million will be paid in 2000.

               The foreign exchange  transaction losses of $1.3 million resulted from a significant devaluation of the Ghanian currency, the Cedi, in the last quarter of 1999. The Cedi devalued approximately 50%, from 2,340 cedi per dollar at December 31, 1998 to 3,500 cedi per dollar at December 31, 1999.

Net sales and operating income (loss) for products discontinued or disposed of by the Company for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):
                                           1999       1998       1997
                                        ---------- ---------- ----------
       Cutex
       Net sales                         $     --   $ 15,187   $ 17,800
       Operating (loss) income             (2,098)    (1,647)     6,684

       Dark and Lovely Cosmetics
       Net sales                              163      1,677      1,229
       Operating loss                      (1,040)    (1,978)      (923)

       Nu-Me and Seasilk
       Net sales                               --        292        292
       Operating (loss) income             (1,396)        35         41



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

Acquisition of Johnson Products Co., Inc.
In July 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"). Johnson Products is a manufacturer of personal care products. The purchase price approximated $84.7 million with $34.7 million paid in cash. The Company entered into a senior secured term loan with IVAX Corporation, d/b/a IVX Bioscience, Inc., for the remaining $50.0 million of the purchase price. The IVAX loan was replaced with longer-term financing in December 1998 as discussed below.

The acquisition was accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's consolidated financial statements since the date of acquisition. The purchase price was allocated to the identifiable assets and liabilities based on the fair values at the acquisition date. The allocation of the assets and liabilities acquired was as follows (in thousands):

           Current assets                                  $ 15,495
           Property, plant and equipment                     10,135
           Trademarks                                        22,199
           Goodwill                                          48,433
           Other assets                                         517
           Liabilities assumed                              (62,118)
                                                    ----------------
                                                           $ 34,661
                                                    ================


The Dermablend line of corrective cosmetics, which is sold in department and specialty stores and has an ethnic consumer base of 40 - 50%, was purchased by the Company as part of the Johnson Products acquisition. Dermablend was incorporated as Dermablend, Inc. ("Dermablend"), a wholly-owned subsidiary of Johnson Products, at the time the Company acquired Johnson Products. Originally, management intended to sell Dermablend within one year from the acquisition. Therefore, in accordance with Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", the results of operations related to Dermablend were initially excluded from the Company's consolidated statement of operations. In December 1998, the Company decided to operate Dermablend on a longer-term basis. Accordingly, the cumulative effect of the operating results of Dermablend since the acquisition date of $890,000 was included in the Company's consolidated statement of operations for the year ended December 31, 1998. These operating results were summarized as follows:

       Net sales                                                  $ 4,016
       Cost of sales                                                  766
                                                              ------------
             Gross profit                                           3,250
                                                              ------------
       Marketing and selling                                        1,576
       General and administrative expenses                            440
       Amortization                                                   344
                                                              ------------
                                                                  $   890
                                                              ============

Beginning January 1, 1999, the operating results of Dermablend are included in the Company's consolidated statement of operations.

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

On December 10, 1998, the proceeds from the sale of Cutex (see discussion below) were used to repay the $8.0 million Unsecured Term Loan and $14.7 million of the Secured Term Loan. As a result of this repayment, the Company recorded an extraordinary net loss of approximately $0.7 million (net of tax) related to the write-off of debt issuance costs incurred for this debt. As discussed below, $4.5 million of the cash proceeds from the sale of Cutex were restricted to pay for certain expenses related to the sale of Cutex.

The Secured Term Loan bears interest at an annual rate of 13% and matures on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. In the event of deferral, interest is accrued at an annual rate of 16% for the month deferred and added to the outstanding principal amount of the loan. The Company elected to defer the monthly interest payment a total of six times during 1999 and thereby added $5.0 million to the outstanding principal balance in 1999. The Company elected to defer the monthly interest payment three additional times in 2000 and added another $2.6 million to the outstanding principal balance of the secured term loan, which totaled $68.0 million at March 31, 2000. The capital stock and assets of Carson Products Company, including the assets used in the Johnson Products and Dermablend operations, are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

Sale of Cutex
In December 1998 the Company sold substantially all of the assets of the Cutex nail polish remover and nail implements business to The Cutex Company, an unrelated corporation. The Company realized net cash proceeds of approximately $27.8 million ($4.5 million of which was restricted cash at December 31, 1998) and recorded a loss on the sale of approximately $14.0 million. The $4.5 million restricted cash was used during 1999 to pay for certain designated expenses related to the sale of Cutex.

Restructuring and Other Charges
During the year ended December 31, 1998, the Company recorded total restructuring and other significant charges of $39.0 million (of which $19.2 million was recorded in the fourth quarter). These charges by category of expenditure and classification in the statement of operations were as follows (in thousands):



                                                                              Bad
                                                                            Debts                       Write-off
                                             Management      Fixed            and          Sale of             of
                              Inventory   Restructuring      Assets         Other            Cutex      Investment        Total
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Net sales                       $     --       $     --      $      --       $     --       $  4,000       $     --       $  4,000

Cost of goods sold                 6,573             --             --             --          1,300             --          7,873

General and
administrative                        --          1,416            228          2,000             --             --          3,644

Loss on sale of
business                              --             --             --             --         13,994             --         13,994

Restructuring charges                 --          2,638          2,879            234             --             --          5,751
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Operating income                   6,573          4,054          3,107          2,234         19,294             --         35,262

Loss on write-off of
investment                            --             --             --             --             --          3,768          3,768
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Total                           $  6,573       $  4,054      $   3,107       $  2,234       $ 19,294       $  3,768       $ 39,030
                           ============== ============== ============== ============== ============== ============== ==============


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

The $6.6 million inventory charge related primarily to write-down of inventory which was determined to be non-strategic and to reserves for obsolete inventory and inventory in excess of usage plans. Over 100 stock-keeping units were eliminated. The management restructuring charges of $4.1 million included $2.6 million of employee severance costs and $1.4 million of expenses related to the hiring of the Company's chief executive officer. Thirty employees, including six members of senior management and fourteen members of the sales department, were terminated. Severance payments totaling $1.3 million were paid in 1998 and 1999. The fixed assets charges of $3.1 million related primarily to fixed assets which were disposed of in connection with the restructuring of product lines. These fixed assets were written off in 1998. The "Bad Debts and Other" charges included primarily $2.0 million of additional reserves against accounts receivable for customer deductions. Miscellaneous restructuring charges included in "Bad Debts and Other" above were paid $0.1 million in each of 1998 and 1999.

The charges related to the sale of Cutex were for product returns, inventory write-downs and the loss on the sale of the remover business. The $3.8 million loss on write-off of investment was the result of management's determination that the Company's preferred stock investment in AM Cosmetics was not realizable due to the financial condition of AM Cosmetics.

On February 21, 1999, Gregory Andrews died while on a business trip in South Africa. Malcolm R. Yesner was named President and Chief Executive Officer of the Company to succeed Mr. Andrews. Mr. Yesner also serves as Chief Executive Officer of Carson Holdings Limited and as President, International Operations, for the Company.

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

On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico (the "Cutex Acquisition"). The purchase price was approximately $41.4 million, with funds provided by additional long-term debt. Net product sales of Chesebrough-Pond USA Co.'s Cutex line in the United States and Puerto Rico approximated $18.2 million, excluding any results from the sale of nail enamel or other products under license by Jean Philippe Fragrances, Inc. ("Jean Phillipe"), for the year ended December 31, 1996. This acquisition was accounted for under the purchase method of accounting.

Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe to package, distribute and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico.

During April 1997, the Company completed the acquisition of the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail business to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, funded primarily by additional long term debt. This acquisition was accounted for under the purchase method of accounting.

In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The original purchase consideration payable for the acquisition was approximately $9.5 million, of which approximately $9.3 million was recorded as intangible assets. Additional consideration aggregating $3.0 million was paid in March 1999 based upon the after-tax profits of the business for the year ended December 31,

1998 and was recorded as additional goodwill. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital). Approximately $5.4 million of the purchase price was paid in January 1998, and approximately $3.4 million was paid in January 1999. The amount paid in January 1999 was reduced from an original amount of $4.1 million due to significant devaluation of the South African Rand in 1998.


Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Consolidated net sales for the year ended December 31, 1999 were $169.4 million, an increase of $18.6 million, or 12.4%, over net sales for the year ended December 31, 1998 of $150.7 million. This increase is summarized as follows (dollars are in thousands):

                                 Year Ended           Year Ended
                          December 31, 1999    December 31, 1998      % Change
                        -------------------- -------------------- -------------
Domestic Hair Care                 $ 93,321             $ 79,645          17.2
Export                               17,593               13,427          31.0
Dermablend Group                     16,521                3,264         406.2
South Africa                         44,018               39,183          12.3
                        -------------------- --------------------
   Ethnic                           171,453              135,519          26.5
Cutex                                (2,098)              15,187        (100.0)
                        -------------------- --------------------
   Consolidated                    $169,355             $150,706          12.4
                        ==================== ====================


Domestic hair care net sales above include domestic sales of Carson and Johnson hair care products. Carson products include the principal brands Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. Johnson products include the principal brands Gentle Treatment, Ultra Sheen, Sta-Sof-Fro, Ultra Star, Classy Curl and Curly Perm. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets, excluding Africa. Dermablend Group net sales includes sales of Dermablend corrective cosmetics, Posner cosmetics and Dark and Lovely Cosmetics.

Domestic hair care 1999 net sales increased from the prior year due to the acquisition of Johnson Products Company in July 1998. Johnson brands contributed $36.3 million to Domestic hair care net sales in 1999, an increase of $14.7 million over the $21.6 million contributed from July to December of 1998. Domestic net sales of Carson brands decreased slightly to $57.0 million in 1999 from $58.0 million in 1999. Domestic sales of Carson relaxers were down in 1999 compared to 1998, while domestic sales of Carson hair colors were up from the prior year. Domestic hair care net sales for 1999 includes the $1.3 million charge for Diva hair color returns and price reductions discussed earlier.

Export 1999 net sales exceeded prior year levels due to the addition of Johnson Products and higher sales of Carson hair care products in Europe. Net sales in

Europe increased to $10.0 million in 1999 from $7.2 million in 1998. Other international net sales increased to $7.6 million in 1999 from $6.2 million in 1998.

Dermablend group 1999 net sales were up from the prior year due to the acquisition of Dermablend, Inc. and Johnson Products Company, Inc. in July 1998. Net sales of Dermablend corrective cosmetics were $14.2 million in 1999. No net sales for Dermablend were included in the 1998 net sales as the brand was held for sale from its purchase in July 1998 until the end of 1998. Dermablend group net sales for 1999 includes the $0.9 million charge to dispose of Dark and Lovely Cosmetics inventory held by customers discussed earlier.

South Africa 1999 net sales were up 12.3% from the prior year. While gains were made, this sales growth is smaller than in prior years due to economic factors on the African continent. High interest rates in South Africa generally depressed consumer spending there and necessitated heavy discounting and trade promotional spending to grow market share. Sales in West and Southern Africa were adversely impacted by declining local currencies, which increased the relative cost of the Company's products.

As discussed earlier, net sales for 1999 included approximately $2.1 million for deductions and other expenses related to the disposition of the Cutex polish business, which was sold in 1998.

Gross Profit. Consolidated gross profit was $85.6 million in the year ended December 31, 1999 compared to $66.2 million in the year ended December 31, 1998, an increase of $19.4 million, or 29.3%. Gross margin was 50.6% for 1999 compared to 43.9% for 1998. The 1999 gross margin was adversely impacted by $5.4 million of unusual charges, including: $3.0 million charged to net sales for Cutex polish and Dark and Lovely Cosmetics returns, $1.3 million charged to net sales for Diva hair color returns and $1.0 million charged to cost of sales for write-down of inventory. The 1998 gross margin was adversely impacted by $11.9 million of unusual charges, including: $6.6 million charged to cost of goods sold for inventory write-downs, $4.0 million charged to net sales for Cutex polish returns and $1.3 million charged to cost of sales for write-down of Cutex polish inventory. Excluding these special charges, gross profit was $91.0 million in 1999 and $78.1 million in 1998, and gross margin was 52.4% in 1999 and 50.5% in 1998. Excluding special charges, the increase in gross margin in 1999 was attributable in part to increased plant utilization in the Savannah manufacturing facility, whereas in the first half of 1998 gross margins were adversely impacted by reduced production volumes undertaken in order to lower inventory balances at that time. The overall gross margin for 1998 was also reduced by higher than anticipated returns of old Cutex nail polish after introduction of the new Ultra line. Gross margins in 1999 benefited from high margins (typically in excess of 75%) of the Dermablend business, offset somewhat by lower Johnson Products hair care margins resulting from discounted sales pricing. Revised pricing terms for Johnson hair care products began to phase in in the third quarter of 1999 and produced an improved gross margin for Johnson brands in the fourth quarter of 1999.

Marketing and Selling Expenses. Marketing and selling expenses increased $6.0 million, or 14.0%, to $48.7 million in 1999 from $42.7 million in 1998. In 1999, marketing and selling expenses included $1.7 million of special charges related to the relaunch of Dark and Lovely relaxers and hair colors in 2000. Excluding these special charges, marketing and selling expenses were $47.0 million in 1999 compared to $42.7 million in 1998, an increase of $4.3 million or 10.1%. These expenses increased $13.5 million from 1998 to 1999 due to the addition of Dermablend and Johnson Products in July 1998 and higher spending at Carson South Africa. Marketing and selling expenses increased at Carson South Africa due to heavy trade promotional spending required to stimulate demand and increases in distribution costs. The increased marketing and selling expense for Dermablend, Johnson Products and Carson South Africa was largely offset by a decrease of approximately $7.2 million from the elimination of spending on the Cutex, Dark and Lovely Cosmetics and Salon Professional lines. Spending was also reduced in 1999 on the production of media advertising. As a percentage of net sales, excluding special charges, marketing and selling expenses decreased to 27.1% during 1999 from 27.6% during 1998.

General and Administrative Expense. General and administrative expenses were $29.7 million in 1999 compared to $31.2 million in 1998, a decrease of $1.5 million or 4.8%. In 1999, general and administrative expense included $0.9 million of special charges for the write-off of trademarks at Carson South Africa, and in 1998, general and administrative expense included $3.6 million of special charges primarily related to the executive management restructuring and additional accounts receivable reserves. Excluding these special charges, general and administrative expenses were $28.8 million in 1999 compared to $27.6 million in 1998, an increase of $1.2 million or 4.4%. Increased spending for Carson South Africa, Johnson Products and Dermablend was largely offset by the elimination of general and administrative expenses, primarily amortization and depreciation, related to Cutex and Dark and Lovely Cosmetics. As a percentage of net sales, excluding special charges, general and administrative expenses decreased to 16.6% during 1999 from 17.8% during 1998. This percentage decrease is primarily due to the incremental net sales provided by the addition of Johnson Products without a pro rata increase in overall general and administrative expenses.

Restructuring Charges. In 1999 the Company recorded $0.6 million of restructuring charges for severance payments related to personnel reductions. These reductions were undertaken as a cost-cutting measure to improve the Company's operating income. In 1998 the Company recorded restructuring charges of $5.7 million related primarily to changes in the Company's top management group and to the write-down of fixed assets which were disposed of as a result of changes in product lines.

Operating Income. As a result of the above changes, operating income increased to $4.9 million in 1999 compared to an operating loss of $28.3 million in 1998.

Interest Expense. Interest expense increased to $17.8 million in 1999 compared to $13.6 million in 1998. The increased interest expense was the result of additional debt, at higher rates, incurred in 1998 to finance the Johnson Products acquisition.

Foreign Currency Transaction Losses. The loss of $1.3 million recorded in 1999 related to the devaluation of the Ghanian Cedi.

Other Income, Net. Other income decreased to $2.0 million in 1999 compared to $3.4 million in 1998. The decrease was primarily due to lower interest income in South Africa. Gain on Sale of Subsidiary Stock. In May 1998 the Company sold
29.1 million of its shares of Carson South Africa, resulting in a pre-tax gain to the Company of $49.1 million.

Loss on Write-off of Investment. In 1998, the Company recorded a pretax charge of $3.8 million for the write-off of an investment in the preferred stock of AM Cosmetics.

Provision for Income Taxes. The provision for income taxes decreased to $1.8, million based on an effective rate of (15.0)%, in 1999 compared to $4.3 million, based on an effective rate of 61.6%, in 1998. These effective tax rates are unusual due to the valuation allowances recorded against domestic deferred tax assets in both 1999 and 1998. For further discussion, see Note 13 to the Company's financial statements.

Minority Interest in Earnings of Subsidiary. Minority interest in earnings of subsidiary decreased to $0.4 million in 1999 compared to $2.7 million in 1998. This decrease was due to the lower earnings of Carson South Africa in 1999 compared to 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net Sales. Consolidated net sales for the year ended December 31, 1998 were $150.7 million, an increase of $41.1 million, or 37.5%, over net sales for the year ended December 31, 1997 of $109.6 million. This increase is summarized as follows (dollars are in thousands):



                                  Year Ended           Year Ended
                           December 31, 1998    December 31, 1997      % Change
                         -------------------- -------------------- -------------
Domestic Hair Care                  $ 79,645             $ 56,803          40.2
Export                                13,427               12,137          10.6
Dermablend Group                       3,264                1,229         165.6
South Africa                          39,183               21,662          80.9
                         -------------------- --------------------
   Ethnic                            135,519               91,831          47.6
Cutex                                 15,187               17,800         (14.7)
                         -------------------- --------------------
   Consolidated                     $150,706             $109,631          37.5
                         ==================== ====================



Domestic hair care net sales above include domestic sales of Carson and Johnson hair care products. Carson products include the principal brands Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. Johnson products include the principal brands Gentle Treatment, Ultra Sheen, Sta-Sof-Fro, Ultra Star, Classy Curl, Afro Sheen and Curly Perm. Export includes net sales of Carson and Johnson hair care products in Europe and other international markets, excluding Africa. For the years presented above, Dermablend group net sales includes sales of Posner cosmetics and Dark and Lovely Cosmetics. Although the Dermablend line of corrective cosmetics was purchased in July 1998, no net sales for Dermablend were included in the 1998 net sales as the brand was held for sale from its purchase in July 1998 until the end of 1998.

Domestic hair care 1998 net sales were up from the prior year due to the acquisition of Johnson Products Company in July 1998. Johnson brands contributed $21.6 million to Domestic hair net sales from July to December of 1998. This amount included $1.4 million of net sales for items produced for and sold to another ethnic hair care company under a contract which was terminated at the end of 1998.

Domestic net sales Carson brands amounted to $58.0 million in 1998, a modest increase of $1.2 million, or 2.2%, compared to $56.8 million in 1997. In the first half of 1998, domestic net sales of Carson brands were below the prior year levels. To address this downward trend, management was restructured and certain sales, distribution and marketing practices were revised to better meet customer and distributor needs and stimulate interest at the consumer level. Sales improved in the second half of the year.

Significant gains were made in Europe in 1998. Net sales there were $7.2 million in 1998 compared to $4.6 million in 1997. This increase of $2.6 million, or 56.5 %, included $1.5 million of net sales of Johnson brands 1998. Net sales of Carson brands in Europe increased $1.1 million, or 23.9% from 1998 to 1997. Other international net sales decreased by 16.8% to $6.3 million in 1998 from $7.5 million in 1997. The reduction in other international net sales occurred primarily in the Caribbean.

Dermablend group net sales in 1998 included $1.6 million for net sales of the Posner cosmetics line, which was purchased as part of Johnson Products in July 1998. The remaining Dermablend net sales in 1998 and 1997 consist of sales of Dark and Lovely Cosmetics.

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

Provision for Taxes. The provision for taxes increased to $4.3 million, based on an effective rate of 61.6% in 1998 compared to $2.8 million, based on an effective rate of 37.1%, in 1997. The 1998 effective tax rate is unusually high due to the valuation allowance recorded against deferred tax assets.

Liquidity and Capital Resources

In 1999 the Company's cash balance decreased by $20.0 million, to $8.7 million at December 31, 1999 from $28.7 million at December 31, 1998. Net cash flow used in operations was $1.3 million. Cash was used primarily to increase inventories and to decrease accrued liabilities and income taxes payable. Domestic inventories were at lower than optimum levels at the end of 1998 and were increased during 1999. Accrued liabilities decreased primarily due to payment of expenses related to the disposition of Cutex and income taxes by the Company's foreign subsidiaries. Cash was provided by the conversion of restricted cash into available cash, which was used to pay the Cutex accrued liabilities. Cash was also provided by a decrease in accounts receivable and an increase in accounts payable. Accounts receivable decreased as domestic collections improved after credit policy and staff changes were implemented during the second half of 1999. Accounts payable increased primarily due to the $1.4 million liability payable to AM Cosmetics recorded in 1999 for settlement of the legal dispute discussed earlier. Accounts payable was also up due to a delay in paying vendors from the last two weeks of 1999 into the year 2000.

Net cash used in investing activities in 1999 was $11.8 million. Capital expenditures totaled $5.6 million. Approximately $1.8 million of these additions related to the Carson Products software upgrade and approximately $2.0 million were additions by Carson South Africa. Carson South Africa invested $5.7 million in redeemable cumulative preference shares of two investment companies. Carson South Africa, through its subsidiary in Ghana, also issued a $1.0 million long-term note receivable to the Company's distributor in Brazil to provide working capital to the distributor and thereby assist in increasing the Company's exports to Brazil.

Net cash used in financing activities totaled $6.4 million. Carson South Africa paid $6.4 million of purchase consideration related to its 1997 acquisition of

A&J Cosmetics. This amount included $3.4 million of original consideration that was due in January 1999 and $3.0 million of additional consideration that was paid in March 1999 based on the after tax profits of A&J Cosmetics for the year ended December 31, 1998.

The cash balance was adversely impacted in 1999 by continued devaluation of the South African Rand. The rand devalued approximately 3.0%, from 5.98 rand per dollar at December 31, 1998 to 6.16 rand per dollar at December 31, 1999. Due to this devaluation, the cash balances held in South Africa decreased by $0.5 million when converted to U.S. dollars.

As discussed earlier, the Company deferred the monthly interest payment on its Secured Term Loan six times in 1999 and thereby added $5.0 million to the principal balance. The Company deferred the monthly interest payment three additional times in 2000 (and can defer such monthly interest payments up to three more times during the remainder of 2000) and added another $2.6 million to the outstanding principal balance of the Secured Term Loan, which totaled $68.0 million at March 31, 2000.

At the end of April 2000, the Company must pay approximately $4.5 million of interest, including a $3.8 million semi-annual interest payment on the subordinated notes and a $0.7 million monthly interest payment on the Secured Term Loan. Management plans to meet these interest payments from cash flows provided by operations.

Current operating budgets and cash flow projections indicate that the Company will build cash throughout the second half of 2000. However, these earnings and cash flow projections are based upon the successful launches of new, reformulated or repackaged products and the achievement of sales levels substantially higher than historical sales levels. As a result, management cannot be certain it will have sufficient cash resources to meet its long-term debt repayment requirements. Failure to meet debt repayment requirements would result in the Company being in default of its loan covenants, in which case the Company's long-term debt would become immediately due and payable.

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

Risk factors include, but are not limited to, the Company's ability to generate sufficient cash flows from operations to meets its debt repayment requirements, the Company's ability to refinance its long-term debt if necessary, the Company's ability to successfully implement its growth strategy, the nature and extent of future competition in the Company's principal marketing areas and increased costs of compliance with any developments in the U.S., Brazil, the Caribbean, Europe and other countries where the Company now does business or in the future may do business.

New Accounting Standards
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, will be required to be adopted by the Company effective with the quarter ending March 31, 2001. The Company has not yet completed its evaluation of the effect of this standard on its financial statements.


Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

The Company does not speculate on the future direction of interest rates. As of March 31, 2000, none of the Company's debt bore interest at variable rates. The Company believes that the effect, if any, of reasonably possible near term changes in interest rates on its consolidated financial position, results of operations or cash flows would not be significant.

The Company is exposed to foreign currency price risk because of its operations in foreign countries. Most of the Company's sales are recorded in United States Dollars. However, sales by Carson South Africa to South Africa, Botswana, Lesotho, Namibia and Swaziland are denominated in South African Rand, and sales by Carson South Africa's subsidiary in Ghana ("Carson Ghana") are denominated in Ghanian Cedis. The Company is exposed to foreign currency price risk as the exchange rates of the rand and the cedi fluctuate, and there is a potential for gains or losses on the consolidated level. The Company does not view the exposure to rand exchange rate fluctuations as significant because Carson South Africa incurs most of its costs in rand. In 1999 the Company incurred a $1.3 million foreign currency transaction loss related to a significant devaluation of the Ghanian Cedi. This loss was included in the Company's consolidated statement of operations for the year ended December 31, 1999.

Item 8. Financial Statements and Supplementary Data


                                  CARSON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                     ==========================================================
                                                                        1999                  1998                 1997
                                                                     ================     ================     ================
Net sales                                                           $        169,355     $        150,706     $        109,631
Cost of sales                                                                 83,747               84,509               50,510
                                                                     ----------------     ----------------     ----------------
Gross profit                                                                  85,608               66,197               59,121
                                                                     ----------------     ----------------     ----------------

Marketing and selling expenses                                                48,688               42,692               27,007
General and administrative expenses                                           29,703               31,196               18,344
General and administrative - fees paid to MCG Global                             350                  350                  370
Charge for settlement with AM Cosmetics                                        1,350                   --                   --
Restructuring charges                                                            600                5,751                   --
AM Cosmetics sales commissions                                                    --                1,452                1,151
Loss on sale of business                                                          --               13,994                   --
                                                                     ----------------     ----------------     ----------------
Operating expenses                                                            80,691               95,435               46,872
                                                                     ----------------     ----------------     ----------------

Other operating income - cumulative effect of change
in accounting for subsidiary                                                      --                  890                   --
                                                                     ----------------     ----------------     ----------------

Operating income (loss)                                                        4,917              (28,348)              12,249

Interest expense                                                             (17,757)             (13,649)              (6,444)
Foreign currency transaction (loss) gain                                      (1,301)                  (7)                   7
Other income, net                                                              2,047                3,390                  773
Gain on sale of subsidiary stock                                                  --               49,140                   --
Loss on write-off of investment                                                   --               (3,768)                  --
AM Cosmetics management fee and dividend                                          --                  223                  900
                                                                     ----------------     ----------------     ----------------
(Loss) income before income taxes, minority interest and
     extraordinary items                                                     (12,094)               6,981                7,485

Provision for income taxes                                                    (1,816)              (4,299)              (2,779)
                                                                     ----------------     ----------------     ----------------
(Loss) income before minority interest and extraordinary items               (13,910)               2,682                4,706

Minority interest in earnings of subsidiary                                     (378)              (2,718)                (952)
                                                                     ----------------     ----------------     ----------------
(Loss) income before extraordinary items                                     (14,288)                 (36)               3,754

Extraordinary items, net of income taxes                                          --                  127               (2,086)
                                                                     ----------------     ----------------     ----------------
Net (loss) income                                                   $        (14,288)    $             91     $          1,668
                                                                     ================     ================     ================

Basic and diluted (loss) income per common share:
     Before extraordinary items                                     $          (0.94)    $           0.00     $           0.25
     Extraordinary items, net of income taxes                                     --                 0.01                (0.14)
                                                                     ----------------     ----------------     ----------------
     Net (loss) income                                              $          (0.94)    $           0.01     $           0.11
                                                                     ================     ================     ================

Weighted average common shares outstanding                                    15,150               14,986               15,003
                                                                     ================     ================     ================


The accompanying notes are an integral part of these consolidated financial statements.

                                  CARSON, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                    December 31,       December 31,
                    ASSETS                                                                             1999               1998
                                                                                                  ==============     ==============
CURRENT ASSETS:
       Cash and cash equivalents                                                                 $        8,740     $       28,706
       Accounts receivable less allowances of $5,490 (1999) and $6,457 (1998)                            35,459             38,953
       Inventories                                                                                       28,332             22,825
       Restricted cash                                                                                       --              4,500
       Investments                                                                                        2,435                 --
       Other current assets                                                                                 507                669
                                                                                                  --------------     --------------
              Total current assets                                                                       75,473             95,653

PROPERTY, PLANT AND EQUIPMENT, net                                                                       37,190             35,765

INVESTMENTS                                                                                               3,248                 --

INTANGIBLES, net of accumulated amortization of $10,675 (1999) and $6,174 (1998)                        124,285            129,183

OTHER ASSETS                                                                                              6,452              6,862

                                                                                                  --------------     --------------
            TOTAL ASSETS                                                                         $      246,648     $      267,463
                                                                                                  ==============     ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                                          $       14,373     $       12,584
       Accrued expenses                                                                                  13,630             19,306
       Payable to AM Cosmetics                                                                            2,000
       Income taxes payable                                                                                 566              2,508
       Due for A&J Cosmetics                                                                                 --              6,355
       Current maturities of long-term debt                                                                  --                126
                                                                                                  --------------     --------------
            Total current liabilities                                                                    30,569             40,879

LONG-TERM DEBT                                                                                          138,314            133,423

OTHER LIABILITIES                                                                                         3,769              3,345

MINORITY INTEREST IN SUBSIDIARY                                                                          20,127             20,656

COMMITMENTS AND CONTINGENCIES (Notes 16 and 18)                                                              --                 --

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                       --                 --
       Common stock:
            Class A, voting, $.01 par value, 150,000,000 shares authorized,  10,096,730 and
             7,926,485 shares issued as of December 31, 1999 and 1998, respectively                         101                 79
            Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 0 and
             1,859,677 shares issued and outstanding as of December 31, 1999 and 1998, respectively          --                 19
            Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,155,132 and
             5,334,700 shares issued as of December 31, 1999 and 1998, respectively                          52                 53

       Paid-in capital                                                                                   81,500             80,970
       Accumulated deficit                                                                              (18,208)            (3,920)
       Accumulated other comprehensive losses                                                            (8,001)            (6,495)
       Notes receivable from shareholders, net of discount                                               (1,238)            (1,209)
       Treasury stock, 13,245 shares of Class A common stock as of December 31, 1999
            and 1998 and 28,969 shares of Class C common stock as of December 31, 1999 and 1998            (337)              (337)
                                                                                                  --------------     --------------
            Total stockholders' equity                                                                   53,869             69,160

                                                                                                  --------------     --------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $      246,648     $      267,463
                                                                                                  ==============     ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                  Carson, Inc.
                 Consolidated Statement of Stockholders' Equity
                                 (in thousands)

                                                               Class A                   Class B                   Class C
                                                     -------------------------------------------------------------------------------
                                                            Shares       Amount       Shares       Amount       Shares       Amount
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1996                                   4,997       $   50       1,860       $   19        8,128       $   81
Comprehensive income (loss):
     Net income                                                 --           --          --           --           --           --
     Foreign currency translation                               --           --          --           --           --           --
Total comprehensive income

Gain on sale of South African stock, net                        --           --          --           --           --           --
Restricted share awards                                         36           --          --           --           --           --
Change in shareholder loans                                     --           --          --           --           --           --
Purchase of treasury stock                                      --           --          --           --           --           --

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1997                                   5,033           50       1,860           19        8,128           81
Comprehensive income (loss):
     Net income                                                 --           --          --           --           --           --
     Foreign currency translation                               --           --          --           --           --           --
Total comprehensive loss

Gain on sale of South African stock, net                        --           --          --           --           --           --
Restricted share awards, net of cancellations                  100            1          --           --           --           --
Conversion of Class C shares to Class A shares               2,793           28          --           --       (2,793)         (28)
Change in shareholder loans                                     --           --          --           --           --           --
Purchase of treasury stock                                      --           --          --           --           --           --

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1998                                   7,926           79       1,860           19        5,335           53
Comprehensive loss:
     Net loss                                                   --           --          --           --           --           --
     Foreign currency translation                               --           --          --           --           --           --
Total comprehensive loss

Conversion of Class B shares to Class A shares               1,860           19      (1,860)         (19)          --           --
Conversion of Class C shares to Class A shares                 180            1          --           --         (180)          (1)
Restricted share awards                                        131            2          --           --           --           --
Gain on sale of South African stock, net                        --           --          --           --           --           --
Change in shareholder loans                                     --           --          --           --           --           --

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1999                                  10,097       $  101          --       $   --        5,155       $   52
                                                     ===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.
























                                                                                Accumulated     Notes
                                                                                   Other     Receivable                   Total
                                                        Paid-in    Accumulated Comprehensive    From        Treasury   Stockholders'
                                                        Capital      Deficit      Losses     Shareholders    Stock        Equity
                                                     -------------------------------------------------------------------------------
Balance, December 31, 1996                              $  62,418    $  (5,679)   $  (1,309)   $  (1,365)   $      --    $  54,215
Comprehensive income (loss):
     Net income                                                --        1,668           --           --           --        1,668
     Foreign currency translation                              --           --         (861)          --           --         (861)
Total comprehensive income                                                                                            --------------
                                                                                                                               807

 Gain on sale of South African stock, net                   6,360           --           --           --           --        6,360
 Restricted share awards                                      244           --           --           --           --          244
 Change in shareholder loans                                   --           --           --           12           --           12
 Purchase of treasury stock                                    --           --           --           --         (107)        (107)

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1997                                 69,022       (4,011)      (2,170)      (1,353)        (107)      61,531
Comprehensive income (loss):
     Net income                                                --           91           --           --           --           91
     Foreign currency translation                              --           --       (4,325)          --           --       (4,325)
Total comprehensive loss                                                                                              --------------
                                                                                                                            (4,234)

Gain on sale of South African stock, net                   11,713           --           --           --           --       11,713
Restricted share awards, net of cancellations                 235           --           --           --           --          236
Conversion of Class C shares to Class A shares                 --           --           --           --           --           --
Change in shareholder loans                                    --           --           --          (86)          --          (86)
Purchase of treasury stock                                     --           --           --          230         (230)          --

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1998                                 80,970       (3,920)      (6,495)      (1,209)        (337)      69,160
Comprehensive loss:
     Net loss                                                  --      (14,288)          --           --           --      (14,288)
     Foreign currency translation                              --           --       (1,506)          --           --       (1,506)
Total comprehensive loss                                                                                              --------------
                                                                                                                           (15,794)

Conversion of Class B shares to Class A shares                 --           --           --           --           --           --
Conversion of Class C shares to Class A shares                 --           --           --           --           --           --
Restricted share awards                                       384           --           --           --           --          386
Gain on sale of South African stock, net                      146           --           --           --           --          146
Change in shareholder loans                                    --           --           --          (29)          --          (29)

                                                     -------------------------------------------------------------------------------
Balance, December 31, 1999                              $  81,500    $ (18,208)   $  (8,001)   $  (1,238)   $    (337)   $  53,869
                                                     ===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                                 CARSON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Year Ended December 31,
                                                                                ====================================================
                                                                                     1999               1998               1997
                                                                                =============      =============      =============
OPERATING ACTIVITIES:
     Net (loss) income                                                          $    (14,288)       $        91       $      1,668
     Adjustments to reconcile net (loss) income to net cash
       used in operating activities:
            Depreciation and amortization                                              7,386              6,626              3,793
            Interest deferred on secured term loan                                     4,990                 --                 --
            Non-cash charges - inventory, intangibles and fixed assets                 1,971              9,596                 --
            Provision for doubtful accounts                                            1,673              2,935                935
            Foreign currency transaction loss (gain)                                   1,301                  7                 (7)
            Deferred income tax provision                                                323                790               (142)
            Minority interest in earnings of subsidiary                                  378              2,718                952
            Gain on sale of subsidiary stock                                              --            (49,140)                --
            Loss on sale of business                                                      --             13,994                 --
            Loss on write-off of investment                                               --              3,768                 --
            Extraordinary item, net of income taxes                                       --               (127)             2,086
            Other, net                                                                   140                 97               (547)
            Changes in operating assets and liabilities, net of acquisitions and disposals:
                   Accounts receivable                                                 1,475             (7,367)           (13,078)
                   Inventories                                                        (7,660)               (60)           (11,589)
                   Restricted cash                                                     4,500                 --                 --
                   Other current assets                                                  152                 47              1,711
                   Accounts payable                                                    3,874             (2,642)             6,852
                   Accrued liabilities                                                (5,654)             6,775             (9,912)
                   Income taxes payable                                               (1,880)             1,773                 --
                   Other liabilities                                                      --              1,688                 --
                                                                                -------------      -------------      -------------
                    Total adjustments                                                 12,969             (8,522)           (18,946)
                                                                                -------------      -------------      -------------
            Net cash used in operating activities                                     (1,319)            (8,431)           (17,278)
                                                                                -------------      -------------      -------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                       (5,605)           (10,340)            (8,220)
     Purchase of investments                                                          (5,683)                --                 --
     Issuance of long-term note receivable                                            (1,000)                --                 --
     Collection of long-term note receivable                                             517                 --                 --
     Acquisitions of business assets, net of cash acquired                                --            (34,661)           (49,406)
     Net proceeds from sale of business                                                   --             23,298                 --
                                                                                -------------      --------------     -------------
            Net cash used in investing activities                                    (11,771)           (21,703)           (57,626)
                                                                                -------------      --------------     -------------

FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                   --             93,500            166,860
     Payment on A&J Cosmetics payable                                                 (6,355)            (5,416)                --
     Proceeds from sale of subsidiary stock                                              281             74,446              9,032
     Principal payments on long-term debt                                               (225)           (59,537)           (92,661)
     Repayment of short-term notes payable                                                --            (50,000)                --
     Debt issuance costs                                                                  --             (4,619)                --
     Proceeds from equity rights offering                                                 --                 --              1,525
     Other, net                                                                         (123)               106                 --
                                                                                -------------      -------------      -------------
            Net cash (used in) provided by financing activities                       (6,422)            48,480             84,756
                                                                                -------------      -------------      -------------

EFFECT OF EXCHANGE RATE CHANGES                                                         (454)            (3,683)                --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (19,966)            14,663              9,852
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        28,706             14,043              4,191
                                                                                -------------      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $      8,740       $     28,706       $     14,043
                                                                                =============      =============      =============
Cash paid during the year for:
     Interest                                                                   $     11,780       $     13,324       $      6,683
     Income taxes                                                               $      3,242       $      2,273       $      2,764

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1. Organization and Business

The Company is engaged in the production and marketing of hair care products. The Company's more than 100 products are marketed under seventeen principal brand names.

Certain of the Company's international activities are conducted by its majority-owned South African subsidiary, Carson Holdings Limited ("Carson South Africa"), shares of which are traded on the Johannesburg Stock Exchange. As of December 31, 1999 the Company owned approximately 52.5% of the stock of Carson South Africa. A license agreement between the Company and Carson South Africa commenced in April 1998 and provides that Carson South Africa pay the Company a royalty in the amount of 3.0% of the net sales price of all licensed products. The agreement may be altered or renewed indefinitely until terminated by either party upon twelve months written notice. The agreement was altered in 1999 to suspend the payment of royalties during 1999 in exchange for Carson South Africa providing a $1.0 million loan to the Company's distributor in Brazil. See further discussion of this loan in Note 10. The royalty payments were reinstated at 3.5% on January 1, 2000 and will increase to 4% on April 1, 2000.

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

Note 2. Significant Accounting Policies

Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

New Accounting Standards
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), as amended, will be required to be adopted by the Company effective with the quarter ending March 31, 2001. The Company has not yet completed its evaluation of the effect of this standard on its financial statements.

Cash and Cash Equivalents
Cash and investments with maturities of three months or less when purchased are considered cash and cash equivalents.

Inventories
Inventories are valued at the lower of first-in, first-out (FIFO) cost or market (see Note 7).

Property, Plant and Equipment
Property, plant and equipment is recorded at assigned values or cost less an allowance for depreciation. The Company capitalizes eligible expenditures with a cost greater than $1,000. Depreciation is computed using the straight-line method over the following estimated useful lives:
                                                                      Years
                                                                      -----
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

Intangible Assets
Intangible assets are substantially comprised of goodwill and trademarks. Goodwill of $96.1 million and $98.8 million at December 31, 1999 and 1998, respectively, is being amortized using the straight-line method over periods ranging from 15 to 40 years. Trademarks of $27.9 million and $30.1 million at December 31, 1999 and 1998, respectively, are being amortized using the straight-line method over 10 to 25 years.

Long-lived Assets
The Company reviews long-lived assets, including fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company reviews projected undiscounted cash flows of the underlying long-lived assets to determine if the assets are impaired. If there is an indication of impairment, the Company would write the long-lived assets down to fair value.

Income Taxes
Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying currently enacted statutory rates to differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. Valuation allowances are provided when recoverability of deferred tax assets is uncertain.


Foreign Currency Translation/Transaction
Assets and liabilities of Carson South Africa are translated from South African Rand into U.S. Dollars at the rate of currency exchange at the end of the fiscal period. Revenues and expenses are translated at average monthly exchange rates prevailing during the period. Resulting translation differences are recognized as a component of other comprehensive losses. Gains and losses from foreign currency transactions are included in the consolidated statements of operations.

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, inventories, investments, accounts payable and accrued liabilities approximate fair values due to the short-term maturities of the instruments. The carrying value of long-term debt is discussed in Note 11.

Revenue Recognition
Revenue from sales of manufactured goods is recognized upon shipment to customers.

Research and Development Costs
Research and development costs (principally for new products) are expensed as incurred. Such costs for the years ended December 31, 1999, 1998 and 1997 of $863,000, $610,000 and $535,000, respectively, are included in general and administrative expenses in the accompanying statements of operations.

Sale of Subsidiary Stock
The Company accounts for gains incurred on the sale of subsidiary stock sold by the subsidiary as an increase in paid-in capital in stockholders' equity. Gains incurred on sales of the Company's holdings of subsidiary stock are recognized in the statement of operations.

Basic and Diluted Earnings (Loss) Per Share
Basic earnings per share is computed by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) the dilutive effect of other potentially dilutive securities. For the year ended December 31, 1999 options to purchase 1,487,025 shares of the Company's common stock were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. For the year ended December 31, 1998 options to purchase 568,500 shares were included in the computation of diluted earnings per share, resulting in an increase of 334,367 weighted average shares outstanding but no change from basic earnings per share. For the years ended December 31, 1998 and December 31, 1997 options to purchase 395,525 shares and 441,500 shares respectively were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

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

Note 3. Subsequent Event - Sale of Company

On February 25, 2000, the Company entered into the Merger Agreement with Cosmair and Purchaser, pursuant to which Cosmair, wholly-owned by L'Oreal, S.A. of Paris, France, will acquire the Company in a two-step transaction.

To implement the Merger Agreement, Purchaser on March 8, 2000 commenced a cash tender offer to acquire all the issued and outstanding shares of Class A Common Stock at a price of $5.20 per share in cash. Purchaser's obligation to purchase shares of Class A Common Stock tendered pursuant to the Offer is subject to the satisfaction of customary conditions, including the expiration or termination of the applicable waiting periods under the HSR Act and the S.A. Competition Act and the valid tender of a majority of the outstanding shares of Company Common Stock on a fully-diluted basis. On March 22, 2000, Cosmair and the Company received a request for additional information and documentary material from the
U. S. Department of Justice ("DOJ") related to the proposed merger. The requested materials are being compiled and will be submitted to the DOJ. If DOJ clearance is obtained and the other conditions to the Offer are satisfied, any and all shares tendered in the Offer must be purchased by Cosmair. The Board of Directors of the Company recommended that all stockholders accept the Offer and tender their shares pursuant to the Offer. The Merger Agreement may be terminated by either party if the Offer is not consummated on or prior to July 31, 2000.

If the Offer is successfully completed, Purchaser will be merged with and into the Company, with the Company becoming a wholly-owned subsidiary of Cosmair. Consummation of the Merger is subject to the approval of the Company's stockholders. Cosmair and Purchaser have agreed in the Merger Agreement to vote all shares of Class A Common Stock purchased in the Offer in favor of the Merger. The Majority Stockholders will also be required to vote their shares of Class C Common Stock in favor of the Merger in the event that they are not required to convert their shares of Class C Common Stock into shares of Class A Common Stock and tender their shares to Purchaser pursuant to the Stockholders Agreement. Any shares of Company Common Stock not purchased in the Offer will be converted into the right to receive $5.20 per share in cash, without interest.

To induce Cosmair and Purchaser to enter into the Merger Agreement, the Majority Stockholders entered into a Stockholders Agreement. Collectively, the Majority Stockholders own shares of Company Common Stock representing approximately 48% of the outstanding shares of Company Common Stock on a fully-diluted basis and approximately 88% of the voting power of all outstanding shares of Company Common Stock. In the Stockholder Agreement, the Majority Stockholders agreed, among other things, (i) subject to at least 565,857 shares of Class A Common
Stock being tendered in the Offer, to convert their shares of Class C Common Stock into shares of Class A Common Stock and to tender all of their shares of Company Common Stock in the Offer, and (ii) in the event that they are not required to so convert their shares of Class C Common Stock, to vote their shares of Class C Common Stock in favor of the Merger.

Cosmair conditioned its willingness to enter into the Merger Agreement on the Company's settlement of all disputes with AM Cosmetics arising out of any business relationships between them. The Company entered into a settlement agreement with AM Cosmetics on February 25, 2000. See Note 18 to the consolidated financial statements for terms of the settlement.

Note 4. Restructuring and Other Charges

During the year ended December 31, 1999, the Company recorded restructuring and other charges of $11.3 million (of which $10.8 million was recorded in the fourth quarter). Such charges by category of expenditure were as follows (in thousands):

                                                                                                        Foreign
                                                               AM          South                       Exchange
                                           Product      Cosmetics        African       Management   Transaction
                           Returns      Relaunches     Settlement     Write-offs    Restructuring        Losses       Total
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Net sales                   $  4,048       $    300       $     --       $     --       $     --       $     --       $  4,348

Cost of sales                    175            400             --            449             --             --          1,024

Marketing and selling
expenses                          --          1,699             --             --             --             --          1,699

General and
administrative                    --             --             --            947             --             --            947

Charge for settlement
with AM Cosmetics                 --             --          1,350             --             --             --          1,350

Restructuring charges             --             --             --             --            600             --            600
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Operating income               4,223          2,399          1,350          1,396            600             --          9,968
Other income, net                 --             --             --             --             --          1,301          1,301
                       -------------- -------------- -------------- -------------- -------------- -------------- --------------
Total                       $  4,223       $  2,399       $  1,350       $  1,396       $    600       $  1,301       $ 11,269
                       ============== ============== ============== ============== ============== ============== ==============

      In 1999 net sales included the following charges related to product returns or dispositions: $2.1 million for Cutex polish, $1.0 million for Diva hair colors and $0.9 million for Dark and Lovely Cosmetics. The $2.1 million of Cutex charges included customer deductions and other expenses related to the disposition of the Cutex polish business, which was sold in 1998. The actual Cutex polish disposition expenses exceeded the $4.0 million of estimated expenses which were recorded in 1998. The Company discovered that tube components in some of the Diva hair color kits held by the Company and by customers were leaking and required replacement. The Company recorded a $1.0 million charge to net sales for returns of damaged inventory held by customers and a $0.2 million charge to cost of sales for the write-off of damaged inventory held by the Company. The $0.9 million charge for Dark and Lovely Cosmetics was for the return or disposition of inventory held by customers; the Company decided to discontinue the manufacture and sale of Dark and Lovely Cosmetics in 1999.

      The $2.4 million of new packaging costs related to a relaunch of Dark and Lovely relaxers and hair colors scheduled for 2000. This charge included

     $1.7 million for package design, $0.4 million for write-off of excess old inventory and $0.3 million for price reductions granted to customers for Diva inventory on hand.

      The $1.4 million expensed for the AM Cosmetics settlement related to a dispute between the Company and a related party and is discussed further in
     Note 18.

      The South Africa write-offs of $1.4 million consisted of charges for inventory and trademarks, primarily of the Seasilk and Nu-Me brands, determined to be unsaleable or impaired.

      The restructuring charges of $0.6 million included employee severance costs for personnel reductions the Company undertook to cut costs and increase operating income. Seventeen employees, mostly involved in administrative functions, were terminated. Severance payments totaling $0.5 million were paid in 1999, and $0.1 million will be paid in 2000.

      The foreign exchange transaction losses of $1.3 million resulted from a significant devaluation of the Ghanian currency, the Cedi, in the last quarter of 1999. The Cedi devalued approximately 50%, from 2,340 cedi per dollar at December 31, 1998 to 3,500 cedi per dollar at December 31, 1999.

Net sales and operating income (loss) for products discontinued or disposed of by the Company for the years ended December 31, 1999, 1998 and 1997 were as follows (in thousands):

                                         1999         1998         1997
                                     ------------ ------------ ------------
       Cutex
       Net sales                         $    --      $15,187      $17,800
       Operating income (loss)            (2,098)      (1,647)       6,684

       Dark and Lovely Cosmetics
       Net sales                             163        1,677        1,229
       Operating loss                     (1,040)      (1,978)        (923)

       Nu-Me and Seasilk
       Net sales                              --          292          292
       Operating income (loss)            (1,396)          35           41

During the year ended December 31, 1998, the Company recorded restructuring and other charges of $39.0 million (of which $19.2 million was recorded in the fourth quarter). Such charges by category of expenditure were as follows (in thousands):


                                                                               Bad
                                                                             Debts                       Write-off
                                             Management       Fixed            and         Sale of              of
                              Inventory   Restructuring       Assets         Other           Cutex      Investment       Total
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Net sales                       $     --       $     --      $      --       $     --       $  4,000       $     --       $  4,000

Cost of goods sold                 6,573             --             --             --          1,300             --          7,873

General and
administrative                        --          1,416            228          2,000             --             --          3,644

Loss on sale of
business                              --             --             --             --         13,994             --         13,994

Restructuring charges                 --          2,638          2,879            234             --             --          5,751
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Operating income                   6,573          4,054          3,107          2,234         19,294             --         35,262

Loss on write-off of
investment                            --             --             --             --             --          3,768          3,768
                           -------------- -------------- -------------- -------------- -------------- -------------- --------------
Total                           $  6,573       $  4,054      $   3,107       $  2,234       $ 19,294       $  3,768       $ 39,030
                           ============== ============== ============== ============== ============== ============== ==============

The inventory charge related primarily to write-down of inventory which was determined to be non-strategic and to reserves for obsolete inventory and inventory in excess of usage plans. The management restructuring charges of $4.1 million included $2.6 million of employee severance costs and $1.4 million of expenses related to the hiring of the Company's chief executive officer. Thirty employees, including six members of senior management and fourteen members of the sales department, were terminated. Severance payments totaling $1.3 million were paid in 1998 and 1999. The fixed assets charges of $3.1 million related primarily to fixed assets which were disposed of in connection with the restructuring of product lines. These fixed assets were written off in 1998. The "Bad Debts and Other" charges included primarily $2.0 million of additional reserves against accounts receivable for customer deductions. Miscellaneous restructuring charges included in "Bad Debts and Other" above were paid $0.1 million in each of 1998 and 1999. The charges related to the sale of Cutex were for product returns, inventory write-downs and the loss on the sale of the remover business (see Note 6). The write-off of the related party investment is discussed further in Note 18.

Note 5. Acquisitions

In July 1998, the Company acquired all of the outstanding shares of Johnson Products Co., Inc. ("Johnson Products"). Johnson Products is a manufacturer of personal care products. The purchase price approximated $84.7 million with $34.7 million paid in cash. The Company entered into a senior secured term loan with IVAX Corporation (the "Seller"), d/b/a IVX Bioscience, Inc., for the remaining $50.0 million of the purchase price. This senior secured term loan carried an annual interest rate of 9% and was replaced with longer-term financing in December 1998 (see Note 11).

The acquisition was accounted for under the purchase method of accounting. The results of operations of Johnson Products are included in the Company's consolidated financial statements since the date of acquisition. The purchase price was allocated to the identifiable assets and liabilities based on the fair values at the acquisition date. The allocation of the assets and liabilities acquired was as follows (in thousands):

           Current assets                                           $15,495
           Property, plant and equipment                             10,135
           Trademarks                                                22,199
           Goodwill                                                  48,433
           Other assets                                                 517
           Liabilities assumed                                      (62,118)
                                                               -------------
                                                                    $34,661
                                                               =============

The Dermablend line of corrective cosmetics, which is sold in department and specialty stores and has an ethnic consumer base of 40 - 50%, was purchased by the Company as part of the Johnson Products acquisition. Dermablend was incorporated as Dermablend, Inc. ("Dermablend"), a wholly-owned subsidiary of Johnson Products at the time the Company acquired Johnson Products. Originally, management intended to sell Dermablend within one year from the acquisition. Therefore, in accordance with Emerging Issues Task Force No. 87-11, "Allocation of Purchase Price to Assets to be Sold", the results of operations related to Dermablend were initially excluded from the Company's consolidated statement of operations. In December 1998, the Company decided to operate Dermablend on a longer-term basis. Accordingly, the cumulative effect of the operating results of Dermablend since the acquisition date of $890,000 was included in the Company's consolidated statement of operations for the year ended December 31, 1998. These operating results are summarized as follows:

           Net sales                                              $ 4,016
           Cost of sales                                              766
                                                              ------------
                 Gross profit                                       3,250
           Marketing and selling expenses                           1,576
           General and administrative expenses                        784
                                                              ------------
                                                                  $   890
                                                              ============

Beginning January 1, 1999, the operating results of Dermablend are included in the Company's consolidated statement of operations.

On April 30, 1997, the Company purchased the rights to sell, distribute, package, manufacture, and market Cutex nail polish remover, nail enamel, nail care treatment products and nail care implements in the United States and Puerto Rico from Chesebrough-Pond's USA Co. The purchase price was approximately $41.4 million in cash, of which approximately $41.2 million was recorded as intangible assets. The acquisition was accounted for under the purchase method of accounting.

Also on April 30, 1997, the Company terminated its just acquired license agreement with Jean Philippe Fragrances, Inc. to package, distribute, and sell nail enamel and nail care treatment products, nail care implements and lipstick under the Cutex trademark in the United States and Puerto Rico.

The following unaudited pro forma information presents the results of operations of the Company and the results of the Johnson Products acquisition (including Dermablend) as if the acquisition had occurred at the beginning of each of the years ended December 31, 1998 and 1997. The unaudited pro forma results for the year ended December 31, 1997 include the results of the Cutex business as if the Cutex acquisition had occurred as of the beginning of the year. Cutex operations are included in 1998 up to the date of its sale in December 1998.

                                                 Year Ended         Year Ended
(Dollars in thousands except per share    December 31, 1998  December 31, 1997
amounts)                                         (unaudited)        (unaudited)
-------------------------------------------------------------------------------
Net sales                                         $ 187,997          $ 176,248
Net income before extraordinary item                  1,500              5,913
Net income                                            1,627              3,827
Basic and diluted income per share before
extraordinary item                                   $ 0.10             $ 0.39
Basic and diluted income per share                   $ 0.11             $ 0.26


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

During April 1997, the Company acquired the Let's Jam product line from New Image Laboratories, Inc. This acquisition added one of the leading hair care maintenance brands in the ethnic retail market to the Company's portfolio of brands. The purchase price was approximately $5.6 million in cash, of which approximately $5.3 million was recorded as intangible assets. This acquisition was accounted for under the purchase method of accounting.

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

In November 1997, Carson South Africa completed the acquisition of A&J Cosmetics, which owns and manufactures the Sadie brand of toiletry products. The original purchase consideration payable for the acquisition was approximately $9.5 million, of which approximately $9.3 million was recorded as intangible assets. Additional consideration aggregating $3.0 million was paid in March 1999 based upon the after-tax profits of the business for the year ended December 31, 1998 and was recorded as additional goodwill. To fund this purchase, Carson South Africa issued stock with net proceeds of approximately $9.1 million (which resulted in a gain to the Company of approximately $5.9 million, which was recorded in paid-in capital). Approximately $5.4 million of the original purchase price was paid in January 1998 and approximately $3.4 million was paid in January 1999. The amount paid in January 1999 was reduced from an original amount of $4.1 million due to significant devaluation of the South African Rand in 1998.

Note 6. Disposition

In December 1998 the Company sold substantially all of the assets of the Cutex nail polish remover and nail implements business to The Cutex Company, an unrelated corporation. The Company realized net cash proceeds of approximately $27.8 million ($4.5 million of which was restricted cash at December 31, 1998) and recorded a loss on the sale of approximately $14.0 million. The $4.5 million restricted cash was used during 1999 to pay for certain designated expenses related to the sale of Cutex.

Note 7. Inventories

Inventories are summarized as follows (in thousands):

                                 December 31, 1999            December 31,1998
--------------------------------------------------------------------------------
Raw materials                             $ 12,658                      $ 9,979
Work-in-process                              3,048                        1,938
Finished goods                              12,626                       10,908
--------------------------------------------------------------------------------
     Total                                $ 28,332                     $ 22,825


Note 8. Investments

Current investments aggregating $2.4 million at December 31, 1999 consist of redeemable cumulative "A" preference shares in the share capital of Cerisier Investments (Pty) Limited held by Carson South Africa. The shares pay cumulative dividends of 64% of the prime lending rate of interest per annum charged by The Standard Bank of South Africa Limited. During 1999, the rate earned on this investment averaged 9.92% per annum. The dividends were paid on December 31, 1999, the original redemption date of the investment. Upon maturity, the investment was extended another six months and are redeemable on June 30, 2000.

Long-term investments aggregating $3.2 million at December 31, 1999 consist of redeemable cumulative non-participating preference shares in the share capital of AEL Investment Holdings (Pty) Limited held by Carson South Africa. The shares pay semi-annual cumulative dividends of 66% of the prime lending rate of interest per annum. During 1999, the rate earned on this investment averaged 10.23% per annum. The shares are redeemable in January 2002.

These investments are being held to maturity by the Company.

Note 9. Property, Plant and Equipment

Property,  plant and  equipment  is summarized as follows (in thousands):

                                      December 31, 1999       December 31, 1998
--------------------------------------------------------------------------------
Land                                           $  1,345                $  1,345
Buildings and equipment                          17,133                  16,661
Machinery and equipment                          16,556                  15,659
Furniture and fixtures                            5,910                   2,657
Construction-in-progress                          2,711                   3,371
--------------------------------------------------------------------------------
                                                 43,655                  39,693
Less: accumulated depreciation                    6,465                   3,928
--------------------------------------------------------------------------------
   Total                                       $ 37,190                $ 35,765
--------------------------------------------------------------------------------

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $2.8 million, $3.0 million and $1.3 million, respectively.

The Company leases warehouse and office space under a non-cancelable operating lease which expires in 2003 and contains renewal options. The Company pays taxes, maintenance, insurance and certain other operating costs of the leased property. The Company also leases certain equipment which, in the aggregate, is not significant. Rent expense approximated $1.2 million, $1.9 million, and $0.6 million in the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, future minimum annual rental commitments under non-cancelable operating leases are approximately $446,000 per year in 2000 through 2002 and $260,000 in 2003.

Note 10. Other Assets

Other assets are summarized as follows (in thousands):

                                         December 31, 1999    December 31, 1998
--------------------------------------------------------------------------------
Debt issuance costs                                $ 6,628              $ 6,534
Long-term notes receivable                           1,250                  767
--------------------------------------------------------------------------------
                                                     7,878                7,301
Less: accumulated amortization of
debt issuance costs                                  1,426                  439
--------------------------------------------------------------------------------
Total                                              $ 6,452              $ 6,862
--------------------------------------------------------------------------------


Long-term notes receivable at December 31, 1999 includes a $1.0 million loan from Carson Products West Africa Limited ("Carson Ghana"), a wholly-owned subsidiary of Carson South Africa, to Layff Kosmetic, Ltda. ("Layff"), the distributor of the Company's products in Brazil. The loan was made to provide Layff with working capital and thereby assist in developing the Company's sales in Brazil. The term of the loan is two years; all principal is due in September 2001. Interest accrues at 10% per annum and is payable semi-annually. The loan is denominated in US dollars and is secured by a mortgage on certain real property owned by Layff.

Note 11. Long-Term Debt

Long-term debt is summarized as follows (in thousands):

                                         December 31, 1999    December 31, 1998
--------------------------------------------------------------------------------
10  % senior subordinated notes due              $  73,000            $  73,000
2007
13% secured term loan due 2003                      65,314               60,324
Other                                                   --                  225
--------------------------------------------------------------------------------
                                                   138,314              133,549
Less: current portion                                   --                  126
--------------------------------------------------------------------------------
                                                 $ 138,314            $ 133,423
--------------------------------------------------------------------------------


Term Loan
On December 8, 1998 the Company entered into loan agreements relating to a $75.0 million secured term loan (the "Secured Term Loan") and an $8.0 million unsecured term loan (the "Unsecured Term Loan"). The cash proceeds were used primarily to repay the $50.0 million secured term loan which financed the Johnson Products acquisition in July 1998 (see Note 5) and to purchase and retire $27.0 million of senior subordinated notes for $23.0 million. The Company recorded an extraordinary net gain of approximately $1.8 million (net of tax) resulting from the early retirement of the $27.0 million of senior notes and the write-off of related debt issuance costs. Of the remaining cash proceeds, approximately $4.3 million was used to pay transaction fees and expenses to investment bankers and other professionals, and $5.7 million was retained for working capital purposes.

On December 10, 1998, the proceeds from the sale of Cutex (see Note 6) were used to repay the $8.0 million Unsecured Term Loan and $14.7 million of the Secured Term Loan. As a result of this repayment, the Company recorded an extraordinary net loss of approximately $0.7 million (net of tax) related to the write-off of loan fees incurred for this debt.

The Secured Term Loan bears interest at an annual rate of 13% and is due in full on December 8, 2003. Interest is payable monthly. The Company may, at its option, defer the monthly interest payment a maximum of twelve times until December 8, 2000. In the event of deferral, interest is accrued at an annual rate of 16% for the month deferred and is added to the outstanding principal amount of the loan. The Company elected to defer the monthly interest payment a total of six times during 1999 and thereby added $5.0 million to the outstanding principal balance in 1999. The Company elected to defer the monthly interest payment three additional times in 2000 and added another $2.6 million to the outstanding principal balance of the secured term loan, which totaled $68.0 million at March 31, 2000. The capital stock and assets of Carson Products

Company, including the assets used in the Johnson Products and Dermablend operations, are pledged as collateral for the Secured Term Loan. The loan contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

The Secured Term Loan had a carrying value of $65.3 million and a fair value of approximately $62.0 million at December 31, 1999. At December 31, 1998, the carrying value of $60.3 million approximated fair value. Fair value was determined by reference to quoted market prices.

Senior Subordinated Notes
In November 1997, the Company completed a private offering of $100.0 million aggregate principal amount of ten-year, fixed rate 10 % senior subordinated notes (the "offering"). In December 1997, the notes were exchanged for $100.0 million aggregate principal amount of fixed rate 10 % senior subordinated notes due in full in 2007 and which were registered and are publicly traded. The Company used the net proceeds from the offering, after initial purchasers' discounts and other offering expenses, to repay in full outstanding indebtedness and accrued interest under its then existing credit facility and to pay transaction fees and expenses of $4.4 million related to a new credit facility. The balance of the proceeds of the offering was used for working capital and general corporate purposes. As a result, the Company recognized an extraordinary loss of $2.1 million (net of the related tax benefit of $1.2 million) in 1997 for debt-related charges and write-offs. The notes are currently guaranteed by the Company's wholly-owned subsidiary, Carson Products Company. Johnson Products and Dermablend, formerly indirect wholly-owned subsidiaries of the Company, were also guarantor subsidiaries of the Notes until they were merged into Carson Products during 1999. The indenture with respect to the notes contains covenants with respect to, among other things, (i) restrictions on the incurrence of additional liens or indebtedness and (ii) restrictions on the payment of any cash dividends by the Company or any subsidiary.

The senior subordinated notes had a carrying value of $73.0 million and a fair value of approximately $57.7 million at December 31, 1999. At December 31, 1998, the carrying value was $73.0 million compared to a fair value of approximately $51.1 million. Fair value was determined by reference to quoted market prices.

Credit Facility
In April 1997, the Company amended a credit facility with Credit Agricole Indosuez to change the Company's then existing $40.0 million senior credit facility to a $100.0 million senior credit facility consisting of $25.0 million of Term A loans, $50.0 million of Term B loans and a $25.0 million revolving loan commitment. The proceeds of the new term loans were used in part to finance the Cutex acquisition (see Note 5). In connection with the refinancing, the Company incurred debt issuance costs of approximately $2.6 million, including $520,000 paid to MCG Global, LLC (see Note 18).

In July 1998 the Company terminated its senior secured credit facility with Credit Agricole Indosuez. As a result, the Company recognized an extraordinary loss of $0.9 million (net of tax) for the write-off of $1.6 million of debt financing costs related to the credit facility.

Note 12. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                         December 31, 1999    December 31, 1998
--------------------------------------------------------------------------------
Compensation and benefits                         $  4,568             $  4,359
Diva returns and price reductions                    1,300                   --
Promotional expenses                                 1,280                2,093
Interest                                             1,262                1,262
Self insurance                                       1,050                1,159
Advertising                                            868                  702
Property and sales taxes                               481                  697
Professional fees                                      404                  985
Accruals related to restructuring                      147                1,455
Accruals related to Cutex disposition                   --                4,207
Other                                                2,270                2,387
--------------------------------------------------------------------------------
                                                  $ 13,630             $ 19,306
================================================================================

Note 13. Income Taxes

The following is a reconciliation of the statutory tax rate on income (loss) from continuing operations to the Company's effective tax rate for the years noted:


                                                       Year Ended           Year Ended           Year Ended
                                                December 31, 1999    December 31, 1998    December 31, 1997
------------------------------------------------------------------------------------------------------------
Statutory rate                                            (34.0)%               34.0 %               34.0 %
State income taxes, net of federal benefit                  0.9 %                1.1 %                1.2 %
Foreign taxes                                              13.6 %               (3.2)%               ----
Valuation allowance                                        33.5 %              179.6 %               ----
Goodwill                                                    3.2 %                5.8 %                6.1 %
Foreign tax credit                                         (2.8)%               ----                 ----
Loss on sale of management company
stock (see Note 14)                                        ----               (178.6)%               ----
Gain on sale of Carson South Africa stock                  ----                 23.5 %               ----
Other                                                       0.6 %               (0.6)%               (4.2)%
------------------------------------------------------------------------------------------------------------
Effective rate                                             15.0 %               61.6 %               37.1 %
============================================================================================================

Income tax expense (benefit) for the years noted includes the following (in thousands):

                                                           Year Ended            Year Ended           Year Ended
                                                    December 31, 1999     December 31, 1998    December 31, 1997
------------------------------------------------ --------------------- --------------------- --------------------
Current:
    Federal                                                   $  ----               $  ----              $  ----
    State                                                         182                   120                 ----
    Foreign                                                     1,311                 3,389                1,728
                                                 --------------------- --------------------- --------------------
Total current provision                                         1,493                 3,509                1,728
                                                 --------------------- --------------------- --------------------

Deferred:
    Federal                                                      ----                   697                  885
    State                                                        ----                   137                  104
    Foreign                                                       323                   (44)                  62
                                                 --------------------- --------------------- --------------------
Total deferred provision                                          323                   790                1,051
                                                 --------------------- --------------------- --------------------

Total provision before extraordinary items                      1,816                 4,299                2,779
Extraordinary items                                              ----                    84               (1,201)
                                                 --------------------- --------------------- --------------------
Total income tax expense                                      $ 1,816               $ 4,383              $ 1,578
================================================ ====================== ===================== ====================

The effects of temporary differences which gave rise to the deferred tax asset and liability are as follows:


                                                                 December 31, 1999           December 31, 1998
                                                        --------------------------- ---------------------------
(in thousands)                                               Current     Long-term       Current     Long-term
------------------------------------------------------- ------------- ------------- ------------- -------------
Deferred domestic tax assets related to:
Inventories                                                 $  4,282      $   ----      $  6,036      $   ----
Loss on sale of Cutex                                          3,511          ----          ----         5,625
NOL carryforward                                                ----         9,845          ----         4,181
Accrued expenses                                                 400         1,198         3,653           616
Package design costs                                             999          ----           383          ----
Allowance for doubtful accounts                                1,236          ----           924          ----
Foreign tax credit carryforward                                 ----         1,064          ----           702
State income tax credits and other                               398           839           156         1,130
------------------------------------------------------- ------------- ------------- ------------- -------------
                                                              10,826        12,946        11,152        12,254
Deferred domestic tax liabilities related to:
Inventories                                                     (514)         ----          (122)       (3,967)
Amortization                                                    ----        (2,634)         ----        (2,869)
Property, plant and equipment                                   ----        (2,918)         ----        (2,152)
Allowance for doubtful accounts                                 ----          ----          ----          (219)
Other                                                           ----          ----        (1,227)         (313)
------------------------------------------------------- ------------- ------------- ------------- -------------
                                                                (514)       (5,552)       (1,349)       (9,520)
------------------------------------------------------- ------------- ------------- ------------- -------------
Deferred domestic tax asset                                 $ 10,312      $  7,394      $  9,803      $  2,734
Valuation allowance                                          (10,312)       (7,394)       (9,803)       (2,734)
------------------------------------------------------- ------------- ------------- ------------- -------------
Net deferred domestic tax asset                             $   ----      $   ----      $   ----      $   ----
======================================================= ============= ============= ============= =============

Deferred foreign tax liability                              $   ----      $   (698)     $   ----      $   (325)
======================================================= ============= ============= ============= =============

Management believes the recoverability of the Company's net domestic deferred tax asset is uncertain due to the recent domestic losses and therefore provided a valuation allowance against this asset in 1999 and 1998.

Deferred income taxes were not provided on undistributed earnings of certain foreign subsidiaries ($13.0 million at December 31, 1999 and 1998) because such undistributed earnings are expected to be reinvested indefinitely overseas. If these amounts were not considered permanently invested, additional deferred taxes of approximately $0.3 million and $0.7 million would have been provided at December 31, 1999 and December 31, 1998, respectively. The foreign tax credit carryforward and the net operating loss carryforward at December 31, 1999 expire in 2004 and 2019, respectively. State income tax credits expire generally in the years 2004 through 2010.

Note 14. Employee Benefit Plans

The Company has a profit sharing plan which covers substantially all United States employees. Contributions to the plan are discretionary, as determined by the Board of Directors. Contributions are made on an annual basis. The Company contributed $350,000 to the plan in 1999 and 1998 and $262,500 in 1997.

The Company is obligated for retirement benefits to a former employee for the remainder of his (and his spouse's) life. The expected present value of this obligation ($1.47 million at December 31, 1999 and $1.53 million at December 31,
1998) is classified in other liabilities in the accompanying balance sheets.

The Company provides postretirement health care benefits to a limited number of key executives and retired employees. The accumulated postretirement benefit obligation ("APBO") was $405,000 at December 31, 1999 and $572,000 at December 31, 1998. For measurement purposes, the cost of providing medical benefits was assumed to increase by 8% in the fiscal year ended December 31, 1999, decreasing to an annual rate of 7% after December 31, 2002, 6% after December 31, 2008 and 5% after December 31, 2014. The medical cost trend rate assumption could have an effect on amounts reported. The weighted average discount rate used in determining the APBO was 6.7% at December 31, 1999 and 5.4% at December 31, 1998.

In December 1998 the Company transferred the responsibility to provide medical and dental insurance coverage for its employees to Carson Management Co. ("CMC"), a subsidiary of the Company. The Company remains liable for these expenses if CMC is unable to satisfy the obligations. This responsibility was transferred to CMC to provide focused, strategic management and reduce the Company's health care costs. In order to facilitate the effective management of these costs, the Company has entered into a strategic partnership with a Savannah-based medical insurance consulting group (the "Consultant"). The Consultant purchased an interest in the participating preferred stock of CMC. This sale of preferred stock to the Consultant generated a taxable loss for the Company which is not recorded for financial reporting purposes and which appears as a reconciling item in the Company's income tax rate reconciliation (see Note
13).

Note 15. Stock Compensation Plans

The Company has two stock compensation plans, the "1996 Non-Employee Directors Equity Incentive Program" and the "1996 Long-Term Incentive Plan - for employees", under which directors, officers and key employees may be granted options, restricted shares and stock appreciation rights. A total of 1,750,000 of the Company's Class A common shares are reserved for use in these plans. As of December 31, 1999, only awards of options and restricted shares were outstanding. Options issued under these plans entitle the recipient to purchase the Company's common stock at no less than 100% of the market price on the date the option is granted. Most of the options granted under these plans expire after ten years and vest one-third each year over a three-year period. A limited number vested after one year.

Restricted shares were also granted to directors under the "1996 Non-Employee Directors Equity Incentive Program" in lieu of cash as compensation for serving on the board of directors and board committees. The restricted shares vest one-third each year over a three-year period. Restricted share expense for the years ended December 31, 1999, 1998 and 1997 was $384,000, $200,000 and $40,000,
respectively.

The following summarizes stock option activity for 1999, 1998 and 1997:

                                                             Weighted Average
                                          Number of Shares     Exercise Price
   ---------------------------------------------------------------------------
   Outstanding at December 31, 1996                      0             $ ----
       Granted                                     477,000              10.74
       Canceled or expired                         (35,500              12.87
   ---------------------------------------------------------------------------
   Outstanding at December 31, 1997                441,500              10.56
       Granted                                     661,525               3.30
       Canceled or expired                        (139,000)             12.32
   ---------------------------------------------------------------------------
   Outstanding at December 31, 1998                964,025               5.33
       Granted                                     918,000               3.27
       Canceled or expired                        (395,000)              4.11
   ---------------------------------------------------------------------------
   Outstanding at December 31, 1999              1,487,025             $ 4.38


The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). Accordingly, no compensation expense has been recorded for the stock option plans. Had compensation expense for the two stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of FAS 123, the Company's net income and basic and diluted earnings per share for the years ended December 31,1999, 1998 and 1997 would have been reduced to the pro forma amounts indicated below (in thousands except per share amounts):


                                                                         1999             1998             1997
                                                              ---------------- ---------------- ----------------
Net (loss) income, as reported                                      $ (14,288)       $      91        $   1,668
Net (loss) income, pro forma                                          (15,245)            (636)           1,243
Basic and diluted (loss) earnings per share, as reported                (0.94)            0.01             0.11
Basic and diluted earnings (loss) per share, pro forma                  (1.01)           (0.04)            0.08


The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for those granted in 1999, 1998 and 1997, respectively: (i) dividend yield of 0%, 0% and 0%, (ii) expected volatility of 61%, 54% and 57%,
(iii)  risk-free  interest rate of 5.5%, 4.7% and 6.5% and (iv) expected life of
6.0 years, 6.0 years and 4.9 years. The weighted average fair value of the options granted during 1999, 1998 and 1997 was $2.04, $1.89 and $4.74, respectively.

The following table summarizes information about stock options outstanding at December 31, 1999:

--------------------------------------------------------------------------------
Exercise    Number Outstanding  Weighted Average Remaining    Number Exercisable
   Price  at December 31, 1999            Contractual Life  at December 31, 1999
--------------------------------------------------------------------------------
$ 14.00          19,000                    6.8                       19,000
  10.94          25,000                    7.7                       16,667
   9.56          50,000                    7.5                       33,333
   9.22          40,000                    7.4                       26,667
   8.75          42,525                    8.3                       14,175
   8.29          40,000                    8.4                       13,333
   7.50         100,000                    7.3                       83,333
   7.34          10,000                    8.4                        3,333
   4.13         200,000                    9.2                         ----
   3.19         373,000                    9.3                         ----
   2.88         300,000                    9.8                         ----
   2.81          45,000                    9.5                         ----
   2.47         242,500                    8.9                       80,834
--------------------------------------------------------------------------------
              1,487,025                    9.0                      290,675
--------------------------------------------------------------------------------


Note 16. Commitments and Contingencies

The Company is a party to lawsuits incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse impact on the business or financial condition, operations and cash flows of the Company. Also see Note 18.

Note 17. U.S. and Foreign Operations

The Company operates in one business segment, the manufacture and marketing of personal care products. The Company's operations are located primarily in the United States and South Africa. A sales subsidiary, Carson UK Limited ("Carson UK") was incorporated in January 1998 and manages sales in Europe for products which are manufactured in the United States. Financial information by geographic area is as follows:



                                                   Year Ended             Year Ended               Year Ended
                                            December 31, 1999      December 31, 1998        December 31, 1997
--------------------------------------- ---------------------- ---------------------- ------------------------
Net Sales:
United States:
    Domestic                                        $ 107,744              $  98,096                $  75,834
    Export                                              7,623                  6,257                    7,524
Europe                                                  9,970                  7,170                    4,611
South Africa                                           44,018                 39,183                   21,662
--------------------------------------- ---------------------- ---------------------- ------------------------
                                                    $ 169,355              $ 150,706                $ 109,631
--------------------------------------- ---------------------- ---------------------- ------------------------
Net Sales Sold Under:
Carson and Johnson labels:
    Domestic                                        $  93,321              $  79,645                $  56,805
    Export                                              7,623                  6,257                    7,524
    Europe                                              9,970                  7,170                    4,611
Dermablend label                                       16,521                  3,264                    1,229
Cutex label                                            (2,098)                15,187                   17,800
South Africa label                                     44,018                 39,183                   21,662
--------------------------------------- ---------------------- ---------------------- ------------------------
                                                    $ 169,355              $ 150,706                $ 109,631
--------------------------------------- ---------------------- ---------------------- ------------------------
Operating income (loss):
United States                                       $    (265)             $ (37,671)               $   7,582
Europe                                                  3,562                  2,290                     ----
South Africa                                            1,620                  7,033                    4,667
--------------------------------------- ---------------------- ---------------------- ------------------------
                                                    $   4,917              $ (28,348)               $  12,249
--------------------------------------- ---------------------- ---------------------- ------------------------
Identifiable assets (at end of
period):
United States                                       $ 250,193              $ 256,369                $ 190,264
Europe                                                  2,478                  2,751                     ----
South Africa                                           51,532                 60,738                   42,545
Eliminations                                          (57,555)               (52,395)                 (31,385)
--------------------------------------- ---------------------- ---------------------- ------------------------
                                                    $ 246,648              $ 267,463                $ 201,424
--------------------------------------- ---------------------- ---------------------- ------------------------

Principal brands sold under the Carson label include: Dark & Lovely, Excelle, Beautiful Beginnings, Dark & Natural, Magic and Let's Jam. Principal brands sold under the Johnson label include: Gentle Treatment, Ultra Sheen, Sta-Sof-Fro, Ultra Star, Classy Curl and Curly Perm. Principal brands sold under the Dermablend label include: Dermablend, Posner and Dark and Lovely Cosmetics.
Principal brands sold under the South African label include: Dark & Lovely, Excelle, Gentle Treatment, Ultra Sheen, Beautiful Beginnings, Restore Plus, Dark & Natural, Magic and Sadie.

Transfers of products from the United States to South Africa were not material during the periods presented above. Export sales from the United States include sales to customers in the Caribbean, South America, Canada and other international areas, excluding Europe and Africa. All product sold in Europe is produced in the United States and shipped directly to European customers. Intercompany profits have been eliminated in the schedule above.

Note 18. Certain Relationships and Related Transactions

MCG Global, LLC and Morningside Capital Group, L.L.C.
On September 1, 1999, the Management Assistance Agreement by and between Carson Products and Morningside Capital Group, L.L.C. ("Morningside"), dated August 23, 1995 (as amended, the "Morningside Management Agreement"), was terminated by mutual consent of the parties thereto. Following termination of the Morningside Management Agreement, Carson Products entered into a substantially similar
Management Assistance Agreement with MCG Global, LLC ("MCG") on September 1, 1999 (the "MCG Management Agreement"). The principal members of MCG are the former principal members of Morningside. Pursuant to the MCG Management Agreement, MCG agrees to supply the services of a principal member of MCG to provide certain advice and assistance. Such services are provided for a fee of $350,000 per year, payable on a monthly basis in advance plus reimbursement plus reimbursement for out-of-pocket expenses. The termination date of the MCG Management Agreement is August 23, 2003; however, the term of the agreement shall continue after such termination date until terminated by not less than 30 days' advance notice by either party. Notwithstanding the foregoing, the MCG Assistance Agreement will terminate upon consummation of the merger.

In connection with the 1998 Johnson Products acquisition, Morningside received fees of $500,000 from the Company for arranging and negotiating the financing for the acquisition and performing other consulting and financial advisory services. The Company reimbursed Morningside for approximately $61,000 of out-of-pocket expenses incurred in connection with the acquisition. In addition, the Company reimbursed Morningside for approximately $94,000 of expenses related to the debt refinancing and the sale of Cutex in 1998. Morningside received fees of $520,000 and $125,000 in 1997 for services and expenses relating to the Cutex acquisition and the acquisition of the Let's Jam brand, respectively. Morningside received fees of $250,000 in November 1997 related to the offering of the Company's senior subordinated notes. From time to time MCG may provide financial advisory services to the Company, for which MCG will receive usual and customary compensation.

AM Cosmetics
AM Products Company, formerly known as Morningside AM Acquisition Corp. ("AMP"), entered into a Subscription Agreement dated as of June 26, 1996 (the
"Subscription Agreement") with Carson Products, providing for the purchase by Carson Products of 300 shares of cumulative payment-in-kind Preferred Shares (the "AMP PIK Preferred Shares") issued by AMP, at a price of $10,000 per share. The AMP PIK Preferred Shares were substantially exchanged by Carson Products for an equal number of shares of cumulative payment-in-kind Preferred Shares of AM Cosmetics, the parent corporation of AMP (the "PIK Preferred Shares"). AM Cosmetics and AMP were formed by Morningside on behalf of an investor group to acquire the assets of Arthur Matney Co., Inc. AM Cosmetics sells several brands of budget cosmetics, one of which is targeted at the African-American consumer. Certain key management personnel and shareholders of the Company are or have been key management and shareholders of AM Cosmetics. Dr. Leroy Keith, Chairman of the Company, and Vincent A. Wasik, a controlling stockholder of the Company have ownership interests in AM Cosmetics. Lawrence E. Bathgate, II, a member of the Company's Board of Directors, serves as a member of AM Cosmetics' Board of Directors.

The PIK Preferred Shares were non-voting and were entitled to cumulative dividends payable quarterly in additional PIK Preferred Shares at a rate of 12% per annum. Additionally, the PIK Preferred Shares were subject to redemption in whole at the option of Carson Products on or after July 1, 2005, at the stated value of $10,000 per share plus an amount in cash equal to all accrued and unpaid dividends on the PIK Preferred Shares. During 1998, AM Cosmetics experienced significant management turnover and serious financial difficulties which continued throughout 1999. The Company recorded a charge of $3.7 million in 1998 to write off its investment in the PIK Preferred Shares, as a result of what management believed was a permanent impairment in this asset.

Concurrent with its investment in AM Acquisition, Carson Products entered into a Management Agreement (the "Carson - AM Management Agreement") with AM Cosmetics, pursuant to which Carson Products agreed to manage the business operations of and provide certain other services to AM Cosmetics. In return, Carson Products was entitled to fees equal to 1% of AM Cosmetics' annual net sales subject to a minimum of $500,000 for 1997. The contract was amended in 1997 to provide a fixed fee of $250,000 for 1998 and thereafter. For the years ended December 31, 1999, 1998 and 1997, the Company received $0, $42,000 and $500,000, respectively, in management fees. The Company did not receive and therefore did not accrue revenue for the entire $250,000 of fees in 1999 and 1998 due to the financial difficulties experienced by AM Cosmetics. In November 1998 AM Cosmetics served written notice of termination of the Carson-AM Management Agreement.

Pursuant to the Carson-AM Management Agreement, the parties entered into a manufacturing agreement in May 1997 (the "AM Manufacturing Agreement"). Under the AM Manufacturing Agreement, AM Cosmetics manufactured the Dark & Lovely line of cosmetics and the Cutex nail enamel/treatments and nail care treatment products in strict accordance with Carson Products' specifications. AM Cosmetics was entitled to a 25% profit margin above all costs, including general and administrative costs, on the cosmetics products it produced under the AM Manufacturing Agreement, except for Cutex products for which the pricing was specified by SKU. The Company purchased $0.2 million, $4.7 million and $2.0 million, from AM Cosmetics in 1999, 1998 and 1997, respectively, under the AM Manufacturing Agreement. The AM Manufacturing Agreement expired on May 1, 1999.

Carson Products and AM Cosmetics also entered into a sales and marketing agreement in 1997 (the "AM Sales/Marketing Agreement") in accordance with the Carson-AM Management Agreement. Under the AM Sales/Marketing Agreement, AM Cosmetics was entitled to a 7.5% sales commission on its sales of all Cutex products. Such sales commission aggregated $1.5 million and $1.2 million in 1998 and 1997, respectively. In December 1998, the Company served written notice of its intention to terminate the AM Sales/Marketing Agreement.

In December 1998 AM Cosmetics instituted an AAA arbitration proceeding in New York against the Company (the "Arbitration"). In its first claim, AM Cosmetics asserted that the Company breached the Carson-AM Management Agreement by failing to provide management level personnel, thus causing AM Cosmetics to hire its own management team at its own cost and expense. In its second claim, AM Cosmetics asserted that the Company breached the AM Manufacturing Agreement by failing to pay AM Cosmetics for manufacturing certain goods and failing to reimburse it for certain marketing and research costs. In 1999, the Company filed a lawsuit against AM Cosmetics in Georgia (the "Lawsuit") and also filed a Verified Complaint for Declaratory Judgment against AM Cosmetics in New Jersey (the "New Jersey Action").

On February 25, 2000, the Company entered into a settlement agreement (the "Settlement Agreement") with mutual releases with AM Cosmetics to resolve the Arbitration, the Lawsuit and the New Jersey Action. Pursuant to the Settlement Agreement, the Company agreed to pay AM Cosmetics $2.0 million and surrender its PIK Preferred Shares. The Company paid AM Cosmetics $1.0 million upon execution of the Settlement Agreement and paid the remaining $1.0 million on March 30, 2000. The PIK Preferred Shares were surrendered to AM Cosmetics, and appropriate filings were made terminating with prejudice each of the Arbitration, the Lawsuit and the New Jersey Action. In connection with the Settlement Agreement, six directors of the Company had caused Grandbank, a Maryland state chartered bank, to issue an irrevocable letter of credit (the "Letter of Credit") in the amount of $690,000 to secure a portion of the second $1.0 million payment (the "Second Payment"). Because the Second Payment was made prior to March 31, 2000, no draw down on the Letter of Credit was necessary and the Letter of Credit was subsequently canceled.

As a result of this settlement, the Company recorded a non-recurring charge of $1.35 million in 1999 and had a payable to AM Cosmetics of $2.0 million at December 31, 1999. Approximately $0.65 million of the $2.0 million settlement had been expensed but not paid prior to 1999 in connection with the AM Manufacturing Agreement and the AM Sales/Marketing Agreement discussed above.

Note 19.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $14.3 million for the year ended December 31, 1999. The Company elected to defer the monthly interest payment on its secured term loan six times in 1999 and thereby added $5.0 million to the outstanding principal balance, which totaled $65.3 million at December 31, 1999 (See Note 11). The Company elected to defer the monthly interest payment three additional times in 2000 and added another $2.6 million to the outstanding principal balance of the secured term loan, which totaled $68.0 million at March 31, 2000.

At the end of April 2000, the Company must pay approximately $4.5 million of interest, including a $3.8 million semi-annual interest payment on the subordinated notes and a $0.7 million monthly interest payment on the secured term loan. Management plans to meet these interest payments from cash provided by operations.

Current operating budgets and cash flow projections indicate that the Company will build cash throughout the second half of 2000. However, these earnings and cash flow projections are based upon the successful launches of new, reformulated or repackaged products and the achievement of sales levels substantially higher than historical sales levels. As a result, management cannot be certain it will have sufficient cash resources to meet its long-term debt repayment requirements. Failure to meet debt repayment requirements would result in the Company being in default of its loan covenants, in which case the Company's long-term debt would become immediately due and payable.

These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 20. Quarterly Financial Information (Unaudited)

Unaudited quarterly financial information for the years ended December 31, 1999 and 1998 is as follows (in thousands except per share data):

                                                              First          Second           Third          Fourth
                                                            Quarter         Quarter         Quarter        Quarter
                                                   -----------------------------------------------------------------

Year Ended December 31, 1999:
Net sales                                                 $  41,653       $  41,067       $  48,010      $  38,625
Gross profit                                                 21,768          21,579          25,098         17,163
Net income (loss)                                         $     180       $  (2,636)      $   1,060      $ (12,892)
Basic and diluted net income (loss) per common
share                                                     $    0.01       $   (0.17)      $    0.07      $   (0.85)



Year Ended December 31, 1998:
Net sales                                                 $  31,797       $  29,174       $  44,563      $  45,172
Gross profit                                                 16,419           8,099          22,580         19,099
Income (loss) before extraordinary items                       (501)         17,716          (2,664)       (14,587)
Net income (loss)                                         $    (501)      $  17,716       $  (3,597)     $ (13,527)
Basic and diluted income (loss) per common share:
    Income (loss) before extraordinary
    items                                                 $   (0.03)      $    1.18       $   (0.18)     $   (0.97)
    Net income (loss)                                     $   (0.03)      $    1.18       $   (0.24)     $   (0.90)

Note 21. Consolidating Financial Information of Carson, Inc.

The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of Carson, Inc.'s 10 % Senior Subordinated Notes due 2007 (the "Notes"). The Notes are currently guaranteed on a senior subordinated basis by Carson Products Company ("Carson Products"), a direct wholly-owned subsidiary of the Company. Johnson Products Co., Inc. ("Johnson Products"), and Dermablend, Inc. ("Dermablend"), formerly indirect wholly-owned subsidiaries of the Company, were merged into Carson Products during the quarters ended June 30, 1999 and September 30, 1999, respectively. The following tables present condensed consolidating financial information for the Company, the guarantor subsidiary, the non-guarantor
subsidiaries   of  the  Company   (other  than   inconsequential   non-guarantor
subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of the Company and its subsidiaries. Separate financial statements for the guarantor subsidiary are not included and the guarantor subsidiary is not filing separate reports under the Securities Exchange Act of 1934, as amended, because the guarantor subsidiary has fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the guarantor subsidiary are not deemed material to investors.

Non-guarantor subsidiaries include Carson Holdings, Limited ("Carson South Africa"), Carson UK Limited ("Carson UK") and Carson Management Company. Carson UK is an indirect wholly-owned subsidiary of the Company. Since Carson UK was not incorporated in 1997, but was a division of Carson Products, the results of sales to Europe for 1997 are included in the guarantor subsidiaries information. Carson South Africa, an indirect 52.5%-owned non-guarantor subsidiary of the Company, has three wholly-owned subsidiaries which are also non-guarantors:
Carson Products (Proprietary) Limited, Carson Products West Africa Limited and Carson Products East Africa (EPZ) Limited. The financial information for these three non-guarantor subsidiaries is included in the consolidated financial statements of Carson South Africa. Carson Management Company is a direct majority-owned subsidiary of the Company.

Consolidating Statement of Operations for the Year Ended December 31, 1999


                                                 Carson, Inc.     Guarantor  Non-guarantor                 Consolidated
                                                     (parent)    subsidiary   subsidiaries   Eliminations   Carson, Inc.
                                               -------------- -------------- -------------- -------------- --------------
Net sales                                          $    ----      $ 115,367      $  53,988      $    ----     $  169,355
Cost of goods sold                                      ----         55,401         28,346           ----         83,747
                                               -------------- -------------- -------------- -------------- --------------
    Gross profit                                        ----         59,966         25,642           ----         85,608

Marketing and selling expenses                          ----         35,246         13,442           ----         48,688
General and administrative expenses                     ----         24,386          7,017           ----         31,403
Restructuring expenses                                  ----            600           ----           ----            600
                                               -------------- -------------- -------------- -------------- --------------
    Operating expenses                                  ----         60,232         20,459           ----         80,691
                                               -------------- ------------- --------------- -------------- --------------
    Operating (loss) income                             ----           (266)         5,183           ----          4,917

Other income (expense)                                  ----        (16,213)          (798)          ----        (17,011)
Equity in subsidiary earnings (net of
taxes)                                               (14,288)          ----           ----         14,288           ----
                                              --------------- -------------- -------------- --------------- -------------
    Income (loss) before income taxes and
       minority interest                             (14,288)       (16,479)         4,385         14,288        (12,094)
Income taxes                                            ----           (182)        (1,634)          ----         (1,816)
                                               -------------- -------------- -------------- -------------- --------------
    Income (loss) before minority
    interest                                         (14,288)       (16,661)         2,751         14,288        (13,910)
Minority interest                                       ----           ----           (378)          ----           (378)
                                               -------------- -------------- -------------- -------------- --------------
    Net income (loss)                              $ (14,288)     $ (16,661)     $   2,373      $  14,288     $  (14,288)
                                               ============== ============== ============== ============= ==============

Consolidating Statement of Operations for the Year Ended December 31, 1998

                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)  subsidiaries  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------
Net sales                                         $    ----     $ 105,808     $  44,898     $    ----     $ 150,706
Cost of goods sold                                     ----        63,034        21,475          ----        84,509
                                               ------------- ------------- ------------- ------------- -------------
    Gross profit                                       ----        42,774        23,423          ----        66,197

Marketing and selling expenses                         ----        35,534         8,610          ----        44,144
General and administrative expenses                    ----        26,056         5,490          ----        31,546
Loss on sale of business                               ----        13,994          ----          ----        13,994
Restructuring expenses                                 ----         5,751          ----          ----         5,751
                                               ------------- ------------- ------------- ------------- -------------
    Operating expenses                                 ----        81,335        14,100          ----        95,435
                                               ------------- ------------- ------------- ------------- -------------
Cumulative effect of change in accounting
for subsidiary                                         ----           890          ----          ----           890
                                               ------------- ------------- ------------- ------------- -------------

    Operating (loss) income                            ----       (37,671)        9,323          ----       (28,348)

Other income, net                                      ----        33,154         2,175          ----        35,329
Equity in subsidiary earnings (net
of taxes)                                                91          ----          ----           (91)         ----
                                               ------------- ------------- ------------- ------------- -------------
    Income (loss) before income taxes,
    minority interest and extraordinary item             91        (4,517)       11,498           (91)        6,981
Income taxes                                           ----          (954)       (3,345)         ----        (4,299)
                                               ------------- ------------- ------------- ------------- -------------
    Income (loss) before minority interest
    and extraordinary item                               91        (5,471)        8,153           (91)        2,682
Minority interest                                      ----          ----        (2,718)         ----        (2,718)
                                               ------------- ------------- ------------- ------------- -------------
    Income (loss) before extraordinary item              91        (5,471)        5,435           (91)          (36)
Extraordinary item, net of tax                         ----           127          ----          ----           127
                                               ------------- ------------- ------------- ------------- -------------
    Net income (loss)                             $      91     $  (5,344)    $   5,435     $     (91)    $      91
                                               ============= ============= ============= ============= =============

Consolidating Statement of Operations for the Year Ended December 31, 1997



                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)  subsidiaries  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------
Net sales                                         $    ----     $  87,969     $  21,662     $    ----     $ 109,631
Cost of goods sold                                     ----        39,782        10,728          ----        50,510
                                               ------------- ------------- ------------- ------------- -------------
    Gross profit                                       ----        48,187        10,934          ----        59,121

Marketing and selling expenses                         ----        24,036         4,122          ----        28,158
General and administrative expenses                    ----        16,569         2,145          ----        18,714
                                               ------------- ------------- ------------- ------------- -------------
    Operating expenses                                 ----        40,605         6,267          ----        46,872
                                               ------------- ------------- ------------- ------------- -------------

    Operating income(loss)                             ----         7,582         4,667          ----        12,249

Other income (expense)                                 ----        (5,365)          601          ----       (4,764)
Equity in subsidiary earnings (net of
taxes)                                                1,668          ----          ----        (1,668)         ----
                                               ------------- ------------- ------------- ------------- -------------
    Income before income taxes,
    minority interest and
    extraordinary item                                1,668         2,217         5,268        (1,668)        7,485
Income taxes                                           ----           989         1,790          ----         2,779
                                               ------------- ------------- ------------- ------------- -------------
    Income before minority interest and
    extraordinary item                                1,668         1,228         3,478        (1,668)        4,706
Minority interest                                      ----          ----          (952)         ----          (952)
                                               ------------- ------------- ------------- ------------- -------------
    Income before extraordinary item                  1,668         1,228         2,526        (1,668)        3,754
Extraordinary item, net of tax                         ----        (2,086)         ----          ----        (2,086)
                                               ------------- ------------- ------------- ------------- -------------
    Net income                                    $   1,668     $    (858)    $   2,526     $  (1,668)    $   1,668
                                               ============= ============= ============= ============= =============

Consolidating Balance Sheet as of December 31, 1999

                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)    subsidiary  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------
Assets
Current assets:
    Cash                                          $    ----     $   3,395     $   5,345     $    ----     $   8,740
    Accounts receivable, net                            646        25,171        13,990        (4,348)       35,459
    Inventories, net                                   ----        19,433         8,899          ----        28,332
    Investments                                        ----          ----         2,435          ----         2,435
    Other current assets                               ----           268           239          ----           507
Property, plant and equipment, net                     ----        27,933         9,292           (35)       37,190
Investments                                            ----          ----         3,248          ----         3,248
Intangible assets, net and other assets                ----       120,165        10,572          ----       130,737
Investment in subsidiary                             53,273        41,413          ----       (94,686)         ----
                                               ------------- ------------- ------------- ------------- -------------
Total assets                                      $  53,919     $ 234,076     $  54,020     $ (99,069)    $ 246,648
                                               ============= ============= ============= ============= =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                              $    ----     $  12,794     $   7,927     $  (4,348)    $  16,373
    Other current liabilities                          ----        10,857         3,339          ----        14,196
Long-term debt                                         ----       138,314          ----          ----       138,314
Other liabilities                                        50        23,148           698          ----        23,896
Common stock and paid in capital                     81,653        28,616        42,831       (71,447)       81,653
Other equity accounts                                (9,576)      (16,728)      (11,075)       27,803        (9,576)
Retained earnings (Accumulated deficit)             (18,208)       40,777        10,300       (51,077)      (18,208)
                                               ------------- ------------- ------------- ------------- -------------
Total liabilities and stockholders' equity        $  53,919     $ 234,076     $  54,020     $ (99,069)    $ 246,648
                                               ============= ============= ============= ============= =============

Consolidating Balance Sheet as of December 31, 1998


                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)  subsidiaries  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------
Assets
Current assets:
    Cash                                          $    ----     $  12,320     $  16,386     $    ----     $  28,706
    Accounts receivable, net                            844        30,701        14,974        (7,566)       38,953
    Inventories, net                                   ----        13,993         8,832          ----        22,825
    Restricted cash                                    ----         4,500          ----          ----         4,500
    Other current assets                               ----           307           362          ----           669
Property, plant and equipment, net                     ----        26,130         9,671           (36)       35,765
Intangible assets, net and other assets                ----       124,997        11,048          ----       136,045
Investment in subsidiary                             68,316        43,421          ----      (111,737)         ----
                                               ------------- ------------- ------------- ------------- -------------
Total assets                                      $  69,160     $ 256,369     $  61,273     $(119,339)    $ 267,463
                                               ============= ============= ============= ============= =============

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                              $    ----     $  12,484     $   7,702     $  (7,602)    $  12,584
    Other current liabilities                          ----        18,569         9,726          ----        28,295
Long-term debt                                         ----       133,324            99          ----       133,423
Other liabilities                                      ----        23,676           325          ----        24,001
Common stock and paid in capital                     81,121        28,470        39,320       (67,790)       81,121
Other equity accounts                                (8,041)      (15,193)       (8,910)       24,103        (8,041)
Retained earnings (Accumulated deficit)              (3,920)       55,039        13,011       (68,050)       (3,920)
                                               ------------- ------------- ------------- ------------- -------------
Total liabilities and stockholders' equity        $  69,160     $ 256,369     $  61,273     $(119,339)    $ 267,463
                                               ============= ============= ============= ============= =============

Consolidating Statement of Cash Flows for the Year Ended December 31, 1999

                                               Carson, Inc.     Guarantor  Non-guarantor                  Consolidated
                                                   (parent)    subsidiary   subsidiaries   Eliminations   Carson, Inc.
                                               ------------- ------------- -------------- -------------- --------------
Operating Activities:
   Net income (loss)                              $ (14,288)    $ (16,661)     $   2,373      $  14,288      $ (14,288)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                    ----         6,017          1,369           ----          7,386
      Interest deferred on secured term loan           ----         4,990           ----           ----          4,990
      Non-cash special charges                         ----           575          1,396           ----          1,971
      Foreign currency transaction loss                ----          ----          1,301           ----          1,301
      Minority interest in earnings of
      subsidiary                                       ----          ----            378           ----            378
      Other, net                                     14,288         1,248            888        (14,288)         2,136
      Changes in operating assets and
      liabilities                                      ----        (4,596)          (597)          ----         (5,193)
                                               ------------- ------------- -------------- -------------- --------------
         Total adjustments                           14,288         8,234          4,735        (14,288)        12,969
                                               ------------- ------------- -------------- -------------- --------------
      Net cash provided by (used in )
      operating activities                             ----        (8,427)         7,108           ----         (1,319)
                                               ------------- ------------- -------------- -------------- --------------
Investing Activities:
   Additions to property, plant and
   equipment                                           ----        (3,656)        (1,949)          ----         (5,605)
   Purchase of investments                             ----          ----         (5,683)          ----         (5,683)
   Issuance of long-term note receivable               ----          ----         (1,000)          ----         (1,000)
   Collection of long-term note receivable             ----           517           ----           ----            517
                                               ------------- ------------- -------------- -------------- --------------
      Net cash used in investing activities            ----        (3,139)        (8,632)          ----        (11,771)
                                               ------------- ------------- -------------- -------------- --------------
Financing Activities:
   Payments on A&J Cosmetics payable                   ----          ----         (6,355)          ----         (6,355)
   Proceeds from sale of subsidiary stock              ----          ----            281           ----            281
   Principal payments on debt                          ----          ----           (225)          ----           (225)
   Other                                               ----         2,641         (2,764)          ----           (123)
                                               ------------- ------------- -------------- -------------- --------------
      Net cash used in financing activities            ----         2,641         (9,063)          ----         (6,422)
                                               ------------- ------------- -------------- -------------- --------------
Effect of Exchange Rate Changes                        ----          ----           (454)          ----           (454)
                                               ------------- ------------- -------------- -------------- --------------
Net decrease in Cash and Cash Equivalents              ----        (8,925)       (11,041)          ----        (19,966)
Cash and Cash Equivalents at Beginning of
Year                                                   ----        12,320         16,386           ----         28,706
                                               ------------- ------------- -------------- -------------- --------------
Cash and Cash Equivalents at End of Year          $    ----     $   3,395      $   5,345      $    ----      $   8,740
                                               ============= ============= ============== ============== ==============

Consolidating Statement of Cash Flows for the Year Ended December 31, 1998


                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)  subsidiaries  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------
Operating Activities:
   Net income (loss)                              $      91     $  (5,344)    $   5,435     $     (91)    $      91
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
      Gain on sale of subsidiary stock                 ----       (49,140)         ----          ----       (49,140)
      Loss on sale of business                         ----        13,994          ----          ----        13,994
      Non-cash special charges                         ----        11,596          ----          ----        11,596
      Loss on write-off of investment                  ----         3,768          ----          ----         3,768
      Depreciation and amortization                    ----         5,492         1,134          ----         6,626
      Extraordinary item, net of tax                   ----          (127)         ----          ----          (127)
      benefit
      Minority interest in earnings
      of subsidiary                                    ----          ----         2,718          ----         2,718
      Other, net                                        (91)        3,929           115            91         4,044
      Changes in operating assets and
      liabilities                                      ----         6,621        (8,613)           (9)       (2,001)
                                               ------------- ------------- ------------- ------------- -------------
         Total adjustments                              (91)       (3,867)       (4,646)           82        (8,522)
                                               ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
      operating activities                             ----        (9,211)          789            (9)       (8,431)
                                               ------------- ------------- ------------- ------------- -------------
Investing Activities:
   Additions to property, plant and
   equipment                                           ----        (4,797)       (5,543)         ----       (10,340)
   Acquisitions of business assets, net of
   cash acquired                                       ----       (34,661)         ----          ----       (34,661)
   Net proceeds from sale of business                  ----        23,298          ----          ----        23,298
                                               ------------- ------------- ------------- ------------- -------------
      Net cash used in investing activities            ----       (16,160)       (5,543)         ----       (21,703)
                                               ------------- ------------- ------------- ------------- -------------
Financing Activities:
   Proceeds from long-term borrowings                  ----        93,500          ----          ----        93,500
   Principal payments on debt                          ----      (109,126)       (5,827)         ----      (114,953)
   Proceeds from sale of subsidiary stock              ----        55,216        19,230          ----        74,446
   Other                                               ----        (4,513)         ----          ----        (4,513)
                                               ------------- ------------- ------------- ------------- -------------
      Net cash provided by financing
      activities                                       ----        35,077        13,403          ----        48,480
                                               ------------- ------------- ------------- ------------- -------------
Effect of Exchange Rate Changes                        ----          ----        (3,683)         ----        (3,683)
                                               ------------- ------------- ------------- ------------- -------------
Net increase in Cash and Cash Equivalents              ----         9,706         4,966            (9)       14,663
Cash and Cash Equivalents at Beginning of
Period                                                 ----         2,614        11,420             9        14,043
                                               ------------- ------------- ------------- ------------- -------------
Cash and Cash Equivalents at End of Period        $    ----     $  12,320     $  16,386     $    ----     $  28,706
                                               ============= ============= ============= ============= =============

Consolidating Statement of Cash Flows for the Year Ended December 31, 1997


                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)  subsidiaries  subsidiaries  Eliminations  Carson, Inc.
                                               ------------- ------------- ------------- ------------- -------------

Operating Activities:
   Net income (loss)                              $   1,668     $  (1,810)    $   3,478     $  (1,668)    $   1,668
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                    ----         3,341           452          ----         3,793
      Extraordinary item, net of tax benefit           ----         2,086          ----          ----         2,086
      Other, net                                     (1,668)       (1,493)          463         2,954           256
      Changes in operating assets and
      liabilities                                      ----       (16,423)      (12,143)        3,485       (25,081)
                                               ------------- ------------- ------------- ------------- -------------
         Total adjustments                           (1,668)      (12,489)      (11,228)        6,439       (18,946)
                                               ------------- ------------- ------------- ------------- -------------
      Net cash (used in) provided by
      operating activities                             ----       (14,299)       (7,750)        4,771      ( 17,278)
                                               ------------- ------------- ------------- ------------- -------------
Investing Activities:
   Additions to property, plant and
   equipment                                           ----        (6,626)       (1,631)           37        (8,220)
   Acquisitions of business assets, net of
   cash acquired                                       ----       (48,706)         (700)         ----       (49,406)
                                               ------------- ------------- ------------- ------------- -------------
      Net cash (used in) provided by
      investing activities                             ----       (55,332)       (2,331)           37       (57,626)
                                               ------------- ------------- ------------- ------------- -------------
Financing Activities:
   Proceeds from long-term borrowings                  ----       162,848         3,763           249       166,860
   Principal payments on long-term debt                ----       (92,175)         ----          (486)      (92,661)
   Proceeds from sale of equity from
   subsidiary                                          ----          ----        15,129        (4,572)       10,557
                                               ------------- ------------- ------------- ------------- -------------
      Net cash provided by (used in)
      financing activities                             ----        70,673        18,892        (4,809)       84,756
                                               ------------- ------------- ------------- ------------- -------------
Net increase in Cash and Cash Equivalents              ----         1,042         8,811            (1)        9,852
Cash and Cash Equivalents at Beginning of
Period                                                 ----         1,572         2,609            10         4,191
                                               ------------- ------------- ------------- ------------- -------------
Cash and Cash Equivalents at End of Period        $    ----     $   2,614     $  11,420     $       9     $  14,043
                                               ============= ============= ============= ============= =============

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Carson, Inc.

     We have audited the accompanying consolidated balance sheets of Carson, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Carson Holdings Limited (a consolidated subsidiary), which statements reflect total assets constituting 20.9% and 22.7%, respectively, of consolidated total assets as of December 31, 1999 and 1998, and total revenues constituting 26.0% of consolidated total revenues for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Carson Holdings Limited, is based solely on the report of such other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Carson, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, on February 25, 2000 the Company entered into an Agreement and Plan of Merger with Cosmair, Inc.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has incurred a net loss of $14.3 million for the year ended December 31, 1999. As further discussed in Note 11, the Company has also elected to defer the monthly interest payment on its secured term loan six times in 1999 (and thereby added $5.0 million to the outstanding principal balance) and elected to defer the monthly interest payment three additional times aggregating $2.6 million in 2000; the outstanding principal balance of the secured term loan totaled $68.0 million at March 31, 2000. At the end of April 2000, the Company must pay approximately $4.5 million of interest, including a $3.8 million semi-annual interest payment on the subordinated notes and a $0.7 million monthly interest payment on the secured term loan. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 19. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 10, 2000

Report of the independent auditors to the Directors of Carson Holdings Limited

We have audited the accompanying consolidated balance sheets of Carson Holdings Limited and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, cash flows, and changes in stockholders' equity for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in South Africa, the local standards applicable to Carson Holdings Limited, that are substantially equivalent to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carson Holdings Limited and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and cash flows for each of the years in the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles in South Africa.

Accounting principles generally accepted in South Africa vary in certain significant respects from accounting principles generally accepted in the United States. Application of accounting principles generally accepted in the United States would have affected results of operations for each of the years in the two-year period ended December 31, 1999 and stockholders' equity as of December 31, 1999 and 1998, to the extent summarized in the footnote to the consolidated financial statements.

KPMG Inc.
Registered Accountants & Auditors

/s/ Per Mark Hoffman
Partner

10 April 2000

Item 9.  Disagreements on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Reference is made to the information contained in the Information Statement, filed with the Securities Exchange Commission on March 8, 2000, pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14F-1 thereunder, which is attached as Exhibit 99 hereto and is incorporated herein by reference.

Item 11.  Executive Compensation

Reference is made to the information contained in the Information Statement, filed with the Securities Exchange Commission on March 8, 2000, pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14F-1 thereunder, which is attached as Exhibit 99 hereto and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Reference is made to the information contained in the Information Statement, filed with the Securities Exchange Commission on March 8, 2000, pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14F-1 thereunder, which is attached as Exhibit 99 hereto and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Reference is made to the information contained in the Information Statement, filed with the Securities Exchange Commission on March 8, 2000, pursuant to
Section 14(f) of the Securities Exchange Act of 1934 and Rule 14F-1 thereunder, which is attached as Exhibit 99 hereto and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

      1.    Financial Statements

The Consolidated Financial Statements included herein contain the Balance Sheet as of December 31, 1999 and 1998, the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997, and the related report of Deloitte Touche LLP.

(b) The Company filed a report on Form 8-K on March 2, 2000, which contained the Agreement and Plan of Merger, dated as of February 25, 2000, by and among Cosmair, Inc., Crayon Acquisition Corp. and Carson, Inc.; the Stockholders Agreement, dated as of February 25, 2000, among Cosmair, Inc., Crayon Acquisition Corp., Carson, Inc. and the stockholders of the Company signatory thereto; the Settlement Agreement, dated as of February 25, 2000, among Carson Products Company, AM Cosmetics Corp. and AM Products Company; the Release, dated as of February 25, 2000, by Carson Products Company in favor of AM Cosmetics Corp. And AM Products Company; the Release, dated as of February 25, 2000, by AM Cosmetics Corp. and AM Products Company in favor of Carson Products Company; the Letter Agreement, dated as of February 25, 2000, among Carson, Inc. and certain directors of the Company; and the Carson, Inc. Press Release, dated February 28, 2000.

 The Company  filed a report on Form 8-K on April 7, 2000,  which noted a change
in  the   certifying   accountant  of  Carson   Holdings   Ltd.,  the  Company's
majority-owned South African subsidiary.

      2.  Exhibits incorporated by reference or filed with this report

--------------------------------------------------------------------------------
Number        Description
--------------------------------------------------------------------------------

--------- ----------------------------------------------------------------------
3.1*      Amended and Restated Certificate of Incorporation of Carson, Inc.
--------- ----------------------------------------------------------------------
3.2*      By-laws of Carson, Inc.
--------- ----------------------------------------------------------------------
3.3***    Restated Certificate of Incorporation of Carson Products Company
--------- ----------------------------------------------------------------------
3.4***    By-laws of Carson Products Company
--------- ----------------------------------------------------------------------
4.1*** Indenture, dated as of November 6, 1997, among Carson, Inc., Carson Products Company and Marine Midland Bank, as trustee
--------- ----------------------------------------------------------------------
4.2*** Form of 10 % Senior Subordinated Note due 2007, Series B (included as Exhibit B to Exhibit 4.1)
--------- ----------------------------------------------------------------------

--------- ----------------------------------------------------------------------
4.3 First Supplemental Indenture, dated as of July 14, 1998 among Carson, Inc., Carson Products Company, Johnson Products Co., Inc., Dermablend, Inc. and Marine Midland Bank.
--------- ----------------------------------------------------------------------
9*        Voting Trust Agreement dated  as of August 23, 1995, by and  among Dr.
          Leroy Keith, S. Garrett Stonehouse, Harrow-Lewis Corporation and Northwest Capital, Inc.
--------- ----------------------------------------------------------------------
10.1* Employment Agreement dated as of August 23, 1995, as amended as of July 31, 1996, between Carson Products Company and Dr. Leroy Keith
--------- ----------------------------------------------------------------------
10.2* Employment Agreement dated as of July 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Joyce Roch'e
--------- ----------------------------------------------------------------------
10.3* Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and Dennis E. Smith
--------- ----------------------------------------------------------------------
10.4* Employment Agreement dated as of June 7, 1995, as amended as of July 31, 1996, between Carson Products Company and John P. Brown, Jr.
--------- ----------------------------------------------------------------------
10.7* Employment Agreement dated as of September 1, 1995, as amended as of July 31, 1996, between Carson Products Company and Allena Lee-Brown
--------- ----------------------------------------------------------------------
10.8* Employment Agreement dated as of March 11, 1996, as amended as of July 31, 1996, between Carson Products Company and Miriam Mule'y
--------- ----------------------------------------------------------------------
10.9*** Employment Agreement dated as of May 9, 1997, between Carson Products Company and Robert W. Pierce
--------- ----------------------------------------------------------------------
10.10* Management Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Capital Group L.L.C.
--------- ----------------------------------------------------------------------
10.11*** First Amendment dated as of October 18, 1996 to the Management Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Capital Group L.L.C.
--------- ----------------------------------------------------------------------
10.12*** Second Amendment dated as of November 6, 1996 to the Management Assistance Agreement dated as of August 23, 1995 between Carson Products Company and Morningside Capital Group L.L.C.
--------- ----------------------------------------------------------------------
10.13* Management Agreement dated as of June 26, 1996 between Carson Products Company and AM Cosmetics, Inc.
--------- ----------------------------------------------------------------------
10.14*** First Amendment dated as of June 1, 1997 to the Management Agreement dated as of June 26, 1996 between Carson Products Company and AM Cosmetics, Inc.
--------- ----------------------------------------------------------------------
10.15*** Second Amendment dated as of October 6, 1997 to the Management Agreement dated as of June 26, 1996 between Carson Products Company and AM Cosmetics, Inc.
--------- ----------------------------------------------------------------------
10.16* Subscription Agreement dated as of June 26, 1996 between Carson Products Company and Morningside AM Acquisition Corp.
--------- ----------------------------------------------------------------------
10.17*    Carson, Inc. 1996 Long-term Incentive Plan
--------- ----------------------------------------------------------------------
10.18*    Carson, Inc. 1996 Non-Employee Directors Equity Incentive Program
--------- ----------------------------------------------------------------------

--------- ----------------------------------------------------------------------
10.19* Subscription Agreement dated as of August 23, 1995 by and among Carson, Inc. and Investors set forth in Schedule I
--------- ----------------------------------------------------------------------
10.20* Subscription Agreement dated as of August 23, 1995 by and among Carson, Inc. and DNL Partners, Limited Partnership
--------- ----------------------------------------------------------------------
10.21* Subscription Agreement dated as of August 23, 1995 by and among Carson, Inc. and Indosuez Carson Partners and Indosuez CM II, Inc.
--------- ----------------------------------------------------------------------
10.22* Subscription Agreement dated as of August 15, 1995 by and among Carson, Inc. and the individuals (outside directors) named therein
--------- ----------------------------------------------------------------------
10.23* Subscription Agreement dated as of August 15, 1995 by and among Carson, Inc. and the individuals (members of senior management) named therein
--------- ----------------------------------------------------------------------
10.24* Licensing Agreement dated April 7, 1994, as amended May 14, 1996, between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
--------- ----------------------------------------------------------------------
10.25* Distribution Agreement dated May 14, 1996 between Carson Products Company and Carson Products Company S.A. (Proprietary) Limited
--------- ----------------------------------------------------------------------
10.26*    Promissory note between Joyce Roch'e and Carson, Inc.
--------- ----------------------------------------------------------------------
10.27*    Promissory note between John P. Brown and Carson, Inc.
--------- ----------------------------------------------------------------------
10.28*    Promissory note between Dennis Smith and Carson, Inc.
--------- ----------------------------------------------------------------------
10.33* Pledge Agreement dated August 13, 1996 between John P. Brown and Carson, Inc.
--------- ----------------------------------------------------------------------
10.34* Pledge Agreement dated August 13, 1996 between Miriam Mule'y and Carson, Inc.
--------- ----------------------------------------------------------------------
10.35* Pledge Agreement dated August 13, 1996 between Joyce Roch'e and Carson, Inc.
--------- ----------------------------------------------------------------------
10.36* Pledge Agreement dated August 13, 1996 between Dennis Smith and Carson, Inc.
--------- ----------------------------------------------------------------------
10.37** Asset Purchase Agreement dated as of March 27, 1997 between Carson Products Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
--------- ----------------------------------------------------------------------
10.38** Asset Purchase Agreement dated as of March 27, 1997 between Carson Products Company and Jean Philippe Fragrances, Inc.
--------- ----------------------------------------------------------------------
10.39** Service Agreement dated as of April 30, 1997 between Carson Products Company and Conopco, Inc. d/b/a Chesebrough-Pond's USA Co.
--------- ----------------------------------------------------------------------
10.40** Broker Agreement dated as of September 19, 1997 between Carson Products Company and AM Cosmetics, Inc.
--------- ----------------------------------------------------------------------
10.41*** Manufacturing Agreement dated as of April 30, 1997 between Carson Products Company and AM Cosmetics, Inc.
--------- ----------------------------------------------------------------------
10.42*** Credit Agreement dated as of November 6, 1997 among Carson Products Company, Credit Agricole Indosuez and the lenders named therein
--------- ----------------------------------------------------------------------
10.43*** Term Loan and Revolving Credit Deed to Secure Debt, Assignment of Leases and Security Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
--------- ----------------------------------------------------------------------

--------- ----------------------------------------------------------------------
10.44*** Borrower General Security Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
--------- ----------------------------------------------------------------------
10.45*** Borrower Intellectual Property Security Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
--------- ----------------------------------------------------------------------
10.46*** Borrower Securities Pledge Agreement dated as of November 6, 1997 made by Carson Products Company in favor of Credit Agricole Indosuez
--------- ----------------------------------------------------------------------
10.47*** Holdings Securities Pledge Agreement dated as of November 6, 1997 made by Carson, Inc. In favor of Credit Agricole Indosuez
--------- ----------------------------------------------------------------------
10.48+++ Employment Agreement dated as of July 14, 1997, between Carson Products Company and Richard A. Bozzell
--------- ----------------------------------------------------------------------
10.49+++ Employment Agreement dated as of September 8, 1997, between Carson Products Company and Donald Riley
--------- ----------------------------------------------------------------------
10.50+++  Promissory Note between Miriam Mule'y and Carson, Inc.
--------- ----------------------------------------------------------------------
10.51+ Asset Purchase Agreement dated as of 27 October, 1997 between Carson Products Proprietary) Limited and A & J Cosmetics (Proprietary) Limited
--------- ----------------------------------------------------------------------
10.52**** Employment  Agreement  dated as of July 1, 1998, by and  among  Carson
          Products Company and Gregory Andrews
--------- ----------------------------------------------------------------------
10.53**** Employment  Agreement dated  as of  June 8, 1998,  by and among Carson
          Products Company and Aurelia Waldon
--------- ----------------------------------------------------------------------
10.54++ Credit Agreement among Carson Products Company, Carson, Inc. and IVAX Corporation dated as of July 14, 1998
--------- ----------------------------------------------------------------------
10.56++++ Secured  Term  Loan Agreement  between Carson Products Company, Carson
          Inc., Quantum Partners LDC and Norwest Bank Minnesota, N.A., as collateral agent.
--------- ----------------------------------------------------------------------
12.1***   Statement re Computation of Ratio of Earnings to Fixed Charges
--------- ----------------------------------------------------------------------
16*       Letter regarding Change in Certifying Accountant from Price Waterhouse
          LLP
--------- ----------------------------------------------------------------------
18*** Letter re Change in Accounting Principles, dated August 11, 1997 from Deloitte & Touche LLP to Carson, Inc., incorporated herein by reference to Carson, Inc.'s Quarterly Report on Form 10-Q of the quarter ended June 30, 1997, as amended
--------- ----------------------------------------------------------------------
21.1      Subsidiaries of Carson, Inc.
--------- ----------------------------------------------------------------------
23.2      Consent of Deloitte & Touche LLP
--------- ----------------------------------------------------------------------
23.3      Consent of KPMG Inc.
--------- ----------------------------------------------------------------------
24.1*** Powers of Attorney (included on signature pages of this Annual Report on Form 10-K)
--------- ----------------------------------------------------------------------
27        Financial Data Schedule
--------- ----------------------------------------------------------------------
99 Information Statement, filed with the Securities Exchange Commission on March 8, 2000, pursuant to Section 14(f) of the Securities Exchange Act of 1934 and Rule 14F-1.
--------- ----------------------------------------------------------------------

--------- ----------------------------------------------------------------------
*         Incorporated  herein by  reference  to  the  Registrant's Registration
          Statement on Form S-1 filed with the Securities and Exchange Commission on October 14, 1996 File No. 333-10191 and the amendments thereto.
--------- ----------------------------------------------------------------------
** Incorporated herein by reference to Carson, Inc.'s Current Report on Form 8-K as of May 15, 1997, as amended by Form 8-KA dated July 14, 1997, July 16, 1997 and October 9, 1997.
--------- ----------------------------------------------------------------------
*** Incorporated herein by reference to the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 31, 1997 File No. 333-42831.
--------- ----------------------------------------------------------------------
**** Incorporated herein by reference to Carson, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 1998.
--------- ----------------------------------------------------------------------
+ Certain confidential portions of Exhibit 10.50 have been omitted from this public filing and filed separately with the Securities and Exchange Commission pursuant to rule 406 under the Securities Act of 1933, as amended.
--------- ----------------------------------------------------------------------
++ Incorporated herein by reference to Carson, Inc.'s Current Report on Form 8-K as of July 29, 1998, as amended by Form 8-KA dated September 25, 1998.
--------- ----------------------------------------------------------------------
+++ Incorporated herein by reference to Carson, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
--------- ----------------------------------------------------------------------
++++ Incorporated herein by reference to Carson, Inc.'s Current Report on Form 8-K dated December 24, 1998.
--------- ----------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            CARSON, INC.

Date: April 14, 2000               By: /s/Dr. Leroy Keith
                                       Dr. Leroy Keith
                                       Chairman  and Director
                                       Power of Attorney

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


Date:April 14, 2000                By: /s/Dr.Leroy Keith
                                       Dr. Leroy Keith
                                       Chairman and Director

Date: April 14, 2000               By: /s/Malcolm R. Yesner
                                       Malcolm R. Yesner
                                       President and Chief Executive Officer and
                                       Director

Date: April 14, 2000               By: /s/Lawrence E. Bathgate, II
                                       Lawrence E. Bathgate, II
                                       Director

Date: April 14, 2000               By: /s/Melvyn J. Estrin
                                       Melvyn J. Estrin
                                       Director

Date: April 14, 2000               By: /s/John L. Sabre
                                       John L. Sabre
                                       Director

Date: April 14, 2000               By: /s/Vincent A. Wasik
                                       Vincent A. Wasik
                                       Director

Date: April 14, 2000               By: /s/Abbey J. Butler
                                       Abbey J. Butler
                                       Director

Date: April 14, 2000               By: /s/Jack F. Kemp
                                       Jack F. Kemp
                                       Director

Date: April 14, 2000               By: /s/Robert W. Pierce
                                       Robert W. Pierce
                                       Executive Vice President, Finance
                                       Chief Financial Officer and
                                       Corporate Secretary
                                       (Principal Accounting and Financial
                                       Officer)

Exhibit-23.2


                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements No. 333-21141 and 333-37663 of Carson, Inc. on Form S-8 of our report dated April 10, 2000, (which report expresses an unqualified opinion and includes explanatory paragraphs relating to the Agreement and Plan of Merger between the Company and Cosmair, Inc. and the uncertainty of the Company's ability to continue as a going concern) appearing in this Annual Report on Form 10-K of Carson, Inc. for the year ended December 31, 1999.





DELOITTE & TOUCHE LLP

Atlanta, Georgia
April 10, 2000

Exhibit-23.3
                     INDEPENDENT AUDITORS' CONSENT



We consent to incorporation by reference in the registration statements (No. 333-21141 and No. 333-37663) on Form S-8 of Carson Inc. of our report dated April 10, 2000, relating to the consolidated balance sheets of Carson Holdings Limited and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, changes in stockholders' equity, and cash flows for the years then ended, which report appears in the December 31, 1999, annual report on Form 10-K of Carson Inc.

KPMG Inc.
Registered Accountants and Auditors

/s/ KPMG Inc.

Johannesburg, South Africa
10 April 2000