Form 10-Q
period 2000-03-31
CARSON INC
filed 2000-05-15
CIK 1019808

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

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


   At March  31,  2000,  10,083,485  shares of the  registrant's  Class A Common
      Stock, par value $0.01 per share, and 5,126,163 shares of the registrant's Class C Common Stock, par value $0.01 per share were outstanding.

                                  CARSON, INC.

                                      INDEX

Part I.  Financial Information                                              Page

         Item 1.

         Condensed Consolidated Balance Sheets
         March 31, 2000 and December 31, 1999................................  3

         Condensed Consolidated Statements of Operations
         Three Months Ended March 31, 2000 and 1999..........................  4

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999........................... 5

         Notes to Condensed Consolidated Financial Statements.............. 6-14

         Item 2.

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................ 15-19


Part II.  Other Information.................................................. 20


         Item 6.

         (a) Exhibits ....................................................... 20

         (b) Reports on Form 8-K............................................. 20

         Signatures.......................................................... 21

                                  CARSON, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                                                       March 31,       December 31,
                                            ASSETS                                                       2000              1999
                                                                                                    ==============    ==============
                                                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                          $     4,968       $     8,740
   Accounts receivable less allowances of $6,441 at March 31, 2000 and $5,490
     at December 31, 1999                                                                                  31,086            35,459
   Inventories                                                                                             26,515            28,332
   Investments                                                                                              2,290             2,435
   Other current assets                                                                                       543               507
                                                                                                    --------------    --------------
      Total current assets                                                                                 65,402            75,473

PROPERTY, PLANT AND EQUIPMENT, net                                                                         36,682            37,190

INVESTMENTS                                                                                                 3,054             3,248

INTANGIBLES, net                                                                                          122,784           124,285

OTHER ASSETS                                                                                                6,205             6,452

                                                                                                    --------------    --------------
      TOTAL ASSETS                                                                                    $   234,127       $   246,648
                                                                                                    ==============    ==============


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                                   $     7,580       $    14,373
   Accrued expenses                                                                                        13,520            13,630
   Payable to AM Cosmetics                                                                                     --             2,000
   Income taxes payable                                                                                       486               566
                                                                                                    --------------    --------------
      Total current liabilities                                                                            21,586            30,569

LONG-TERM DEBT                                                                                            140,962           138,314

OTHER LIABILITIES                                                                                           3,704             3,769

MINORITY INTEREST IN SUBSIDIARY                                                                            18,973            20,127

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 10,000,000 shares authorized, none outstanding                             --                --
   Common stock:
      Class A, voting, $.01 par value, 150,000,000 shares authorized,  10,096,730 shares issued               101               101
      Class B, nonvoting, $.01 par value, 2,000,000 shares authorized, 0 shares issued
        and outstanding                                                                                        --                --
      Class C, voting, $.01 par value, 13,000,000 shares authorized, 5,155,132 shares issued                   52                52

   Paid-in capital                                                                                         81,500            81,500
   Accumulated deficit                                                                                    (21,772)          (18,208)
   Accumulated other comprehensive losses                                                                  (9,404)           (8,001)
   Notes receivable from shareholders, net of discount                                                     (1,238)           (1,238)
   Treasury stock, 13,245 shares of Class A common stock and 28,969 shares
     of Class C common stock                                                                                 (337)             (337)
                                                                                                    --------------    --------------
      Total stockholders' equity                                                                           48,902            53,869

                                                                                                    --------------    --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $   234,127       $   246,648
                                                                                                    ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                  CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (In thousands, except per share data)


                                                                            Three Months Ended March 31,
                                                                 ===================================================
                                                                         2000                            1999
                                                                 ====================            ===================
Net sales                                                          $          37,931               $         41,653
Cost of goods sold                                                            19,213                         19,885
                                                                 --------------------            -------------------
Gross profit                                                                  18,718                         21,768
                                                                 --------------------            -------------------

Marketing and selling expenses                                                10,216                         10,324
General and administrative expenses                                            7,489                          7,227
                                                                 --------------------            -------------------
Operating expenses                                                            17,705                         17,551
                                                                 --------------------            -------------------

Operating income                                                               1,013                          4,217

Interest expense                                                              (4,833)                        (4,277)
Other income, net                                                                272                            890
                                                                 --------------------            -------------------

(Loss) income before income taxes and minority interest                       (3,548)                           830

Provision for income taxes                                                       (60)                          (110)
                                                                 --------------------            -------------------
(Loss) income before minority interest                                        (3,608)                           720

Minority interest in loss (earnings) of subsidiary                                44                           (540)
                                                                 --------------------            -------------------
Net (loss) income                                                  $          (3,564)              $            180
                                                                 ====================            ===================


Basic and diluted net (loss) income per common share               $           (0.23)              $           0.01
                                                                 ====================            ===================

Weighted average common shares outstanding                                    15,210                         15,079
                                                                 ====================            ===================

            See notes to condensed consolidated financial statements.

                                  CARSON, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (In thousands)

                                                                                   Three Months Ended March 31,
                                                                                 2000                        1999
                                                                          ===================        ===================
OPERATING ACTIVITIES:
     Net (loss) income                                                      $         (3,564)          $            180
     Adjustments to reconcile net (loss) income to
       net cash used in operating activities:
            Depreciation and amortization                                              1,993                      1,759
            Interest deferred on secured term loan                                     2,648                        897
            Provision for doubtful accounts                                              388                        334
            Minority interest in (loss) earnings of subsidiary                           (44)                       540
            Other, net                                                                    77                        364
            Changes in operating assets and liabilities:
                   Accounts receivable                                                 3,255                     (2,252)
                   Inventories                                                         1,291                        341
                   Restricted cash                                                        --                        499
                   Other current assets                                                  (50)                      (283)
                   Accounts payable                                                   (8,581)                    (3,595)
                   Accrued liabilities                                                    62                         73
                   Income taxes payable                                                  (87)                      (604)
                                                                          -------------------        -------------------
                        Total adjustments                                                952                     (1,927)
                                                                          -------------------        -------------------
            Net cash used in operating activities                                     (2,612)                    (1,747)
                                                                          -------------------        -------------------

INVESTING ACTIVITIES:
     Additions to property, plant and equipment                                         (882)                    (2,064)
                                                                          -------------------        -------------------
            Net cash used in investing activities                                       (882)                    (2,064)
                                                                          -------------------        -------------------

FINANCING ACTIVITIES:
     Payment on A&J Cosmetics payable                                                     --                     (6,171)
     Principal payments on long-term debt                                                 --                        (45)
     Other, net                                                                           --                        (58)
                                                                          -------------------        -------------------
            Net cash used in financing activities                                         --                     (6,274)
                                                                          -------------------        -------------------

EFFECT OF EXCHANGE RATE CHANGES                                                         (278)                      (743)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,772)                   (10,828)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       8,740                     28,706
                                                                          -------------------        -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $          4,968           $         17,878
                                                                          ===================        ===================


            See notes to condensed consolidated financial statements.

                                   CARSON, INC
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.  Basis of Presentation

    The accompanying condensed consolidated interim financial statements of Carson, Inc. (the "Company") presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted from these consolidated financial statements pursuant to applicable rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and the notes thereto of the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying unaudited financial statements contain all normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows at the dates and for the periods presented. Interim results of operations are not necessarily indicative of the results to be expected for a full year. Certain prior period amounts have been reclassified to conform with the current period presentation.

2.    Inventories

Inventories are summarized as follows (in thousands):

                                            March 31, 2000    December 31, 1999
                                       -------------------- --------------------
Raw materials                                     $ 12,054             $ 12,658
Work-in-process                                      3,062                3,048
Finished goods                                      11,400               12,626
                                       -------------------- --------------------
                                                  $ 26,515             $ 28,332
                                       ==================== ====================

3.  Comprehensive Loss

The components of comprehensive loss are summarized as follows (in thousands):

                                                 Three Months     Three Months
                                                        Ended            Ended
                                               March 31, 2000   March 31, 1999
                                              ---------------- ----------------
         Net (loss) income                          $ (3,564)        $    180
         Other comprehensive loss:
         Change in equity due to foreign
         currency translation adjustments             (1,403)          (1,230)
                                              ---------------- ----------------
         Comprehensive loss                         $ (4,967)        $ (1,050)
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

5.  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $14.3 million for the year ended December 31, 1999 and a net loss of $3.6 million for the quarter ended March 31, 2000. The Company elected to defer the monthly interest payment on its secured term loan six times in 1999 and three times in 2000 and thereby added $7.6 million to the outstanding principal balance, which totaled $65.3 million at December 31, 1999 and $68.0 million at March 31, 2000.

On May 1, 2000, the Company paid approximately $4.5 million of interest, including a $3.8 million semi-annual interest payment on the subordinated notes and a $0.7 million monthly interest payment on the secured term loan. The Company paid these interest payments from cash provided by operations.

Current operating budgets and cash flow projections indicate that the Company will build cash throughout the second half of 2000. However, these earnings and cash flow projections are based upon the successful launches of new, reformulated or repackaged products and the achievement of net sales levels substantially higher than historical net sales levels. As a result, management cannot be certain it will have sufficient cash resources to meet its long-term debt repayment requirements. Failure to meet debt repayment requirements would result in the Company being in default of its loan covenants, in which case the Company's long-term debt would become immediately due and payable.

These matters raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


6.   Consolidating Financial Information of Carson, Inc.

The following condensed consolidating financial information is presented for regulatory purposes in connection with the registration of Carson, Inc.'s 10 % Senior Subordinated Notes due 2007 (the "Notes"). The Notes are currently guaranteed on a senior subordinated basis by Carson Products Company ("Carson Products"), a direct wholly-owned subsidiary of the Company. Johnson Products Co., Inc. ("Johnson Products"), and Dermablend, Inc. ("Dermablend"), formerly indirect wholly-owned subsidiaries of the Company, were merged into Carson
Products during 1999. The following tables present condensed consolidating financial information for the Company, the guarantor subsidiary, the non-guarantor subsidiaries of the Company (other than inconsequential non-guarantor subsidiaries) and the eliminations necessary to arrive at the consolidated financial statements of the Company and its subsidiaries. Separate financial statements for the guarantor subsidiary are not included and the guarantor subsidiary is not filing separate reports under the Securities Exchange Act of 1934, as amended, because the guarantor subsidiary has fully and unconditionally guaranteed the Notes, and separate financial statements and other disclosures concerning the guarantor subsidiary are not deemed material to investors.

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

Consolidating Statement of Operations for the Three Months Ended March 31, 2000

                                                    Carson, Inc.       Guarantor      Non-guarantor                    Consolidated
                                                        (parent)       subsidiary      subsidiaries     Eliminations    Carson, Inc.
                                                    --------------------------------------------------------------------------------
Net sales                                             $      --        $  27,420        $  10,511        $      --        $  37,931
Cost of goods sold                                           --           13,509            5,704               --           19,213
                                                    --------------------------------------------------------------------------------
       Gross profit                                          --           13,911            4,807               --           18,718
Marketing and selling expenses                               --            7,130            3,086               --           10,216
General and administrative expenses                          --            5,792            1,697               --            7,489
                                                    --------------------------------------------------------------------------------
       Operating income                                      --              989               24               --            1,013
Other income (expense)                                       --           (4,665)             104               --           (4,561)
Equity in subsidiary earnings (net of taxes)             (3,564)              --               --            3,564               --
                                                    --------------------------------------------------------------------------------
       Income (loss)before income taxes and
            minority interest                            (3,564)          (3,676)             128            3,564           (3,548)
Income taxes                                                 --               --              (60)              --              (60)
                                                    --------------------------------------------------------------------------------
Income (loss) before minority interest                   (3,564)          (3,676)              68            3,564           (3,608)
Minority interest                                            --               --               44               --               44
                                                    --------------------------------------------------------------------------------
Net income (loss)                                     $  (3,564)       $  (3,676)       $     112        $   3,564        $  (3,564)
                                                    ================================================================================

Consolidating Statement of Operations for the Three Months Ended March 31, 1999

                                                     Carson, Inc.     Guarantor      Non-guarantor                    Consolidated
                                                         (parent)     subsidiaries    subsidiaries      Eliminations    Carson, Inc.
                                                   ---------------------------------------------------------------------------------
Net sales                                             $       --       $  30,684        $  10,969        $      --        $  41,653
Cost of goods sold                                            --          14,441            5,444               --           19,885
                                                   ---------------------------------------------------------------------------------
       Gross profit                                           --          16,243            5,525               --           21,768
Marketing and selling expenses                                --           8,153            2,171               --           10,324
General and administrative expenses                           --           5,677            1,550               --            7,227
                                                   ---------------------------------------------------------------------------------
       Operating income                                       --           2,413            1,804               --            4,217
Other income (expense)                                        --          (4,062)             675               --           (3,387)
Equity in subsidiary earnings (net of taxes)                 180              --               --             (180)              --
                                                   ---------------------------------------------------------------------------------
       Income (loss) before income taxes and
             minority interest                               180          (1,649)           2,479             (180)             830
Income taxes                                                  --             611             (721)              --             (110)
                                                   ---------------------------------------------------------------------------------
       Income (loss) before minority interest                180          (1,038)           1,758             (180)             720
Minority interest                                             --              --             (540)              --             (540)
                                                   ---------------------------------------------------------------------------------
       Net income (loss)                              $      180       $  (1,038)       $   1,218        $    (180)       $     180
                                                   =================================================================================

Consolidating Balance Sheet as of March 31, 2000

                                               Carson, Inc.     Guarantor  Non-guarantor                Consolidated
                                                   (parent)    subsidiary   subsidiaries  Eliminations  Carson, Inc.
                                               ---------------------------------------------------------------------
Assets
Current assets:
    Cash                                          $    ----     $    ----     $   4,968     $    ----     $   4,968
    Accounts receivable, net                            646        21,236        13,212        (4,008)       31,086
    Inventories, net                                   ----        18,923         7,592          ----        26,515
    Investments                                        ----          ----         2,290          ----         2,290
    Other current assets                               ----           348           195          ----           543
Property, plant and equipment, net                     ----        28,208         8,509           (35)       36,682
Investments                                            ----          ----         3,054          ----         3,054
Intangible assets, net and other assets                ----       118,895        10,094          ----       128,989
Investment in subsidiary                             48,306        38,864          ----       (87,170)         ----
                                               ---------------------------------------------------------------------
Total assets                                      $  48,952     $ 226,474     $  49,914     $ (91,213)    $ 234,127
                                               =====================================================================

Liabilities and stockholders' equity
 Current liabilities:
    Accounts payable                              $    ----     $   4,511     $   7,077     $  (4,008)    $   7,580
    Other current liabilities                          ----        11,305         2,701          ----        14,006
Long-term debt                                         ----       140,962          ----          ----       140,962
Other liabilities                                        50        21,984           643          ----        22,677
Common stock and paid in capital                     81,653        28,616        42,831       (71,447)       81,653
Other equity accounts                               (10,979)      (18,127)      (13,394)       31,521       (10,979)
Retained earnings (Accumulated deficit)             (21,772)       37,223        10,056       (47,279)      (21,772)
                                               ---------------------------------------------------------------------
Total liabilities and stockholders' equity        $  48,952     $ 226,474     $  49,914     $ (91,213)    $ 234,127
                                               =====================================================================

Consolidating Balance Sheet as of December 31, 1999

                                               Carson, Inc.     Guarantor  Non-guarantor               Consolidated
                                                   (parent)    subsidiary  subsidiaries  Eliminations  Carson, Inc.
                                               ---------------------------------------------------------------------
Assets
Current assets:
    Cash                                          $    ----     $   3,395     $   5,345     $    ----     $   8,740
    Accounts receivable, net                            646        25,171        13,990        (4,348)       35,459
    Inventories, net                                   ----        19,433         8,899          ----        28,332
    Investments                                        ----          ----         2,435          ----         2,435
    Other current assets                               ----           268           239          ----           507
Property, plant and equipment, net                     ----        27,933         9,292           (35)       37,190
Investments                                            ----          ----         3,248          ----         3,248
Intangible assets, net and other assets                ----       120,165        10,572          ----       130,737
Investment in subsidiary                             53,273        41,413          ----       (94,686)         ----
                                               ---------------------------------------------------------------------
Total assets                                      $  53,919     $ 237,778     $  54,020     $ (99,069)    $ 246,648
                                               =====================================================================

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                              $    ----     $  12,794     $   7,927     $  (4,348)    $  16,373
    Other current liabilities                          ----        10,857         3,339          ----        14,196
Long-term debt                                         ----       138,314          ----          ----       138,314
Other liabilities                                        50        23,148           698          ----        23,896
Common stock and paid in capital                     81,653        28,616        42,831       (71,447)       81,653
Other equity accounts                                (9,576)      (16,728)      (11,075)       27,803        (9,576)
Retained earnings (Accumulated deficit)             (18,208)       40,777        10,300       (51,077)      (18,208)
                                               ---------------------------------------------------------------------
Total liabilities and stockholders' equity        $  53,919     $ 237,778     $  54,020     $ (99,069)    $ 246,648
                                               =====================================================================

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2000

                                                  Carson, Inc.     Guarantor  Non-guarantor                   Consolidated
                                                      (parent)    subsidiary   subsidiaries    Eliminations    Carson, Inc.
                                               ----------------------------------------------------------------------------
Operating Activities:
   Net income (loss)                                 $ (3,564)      $ (3,676)      $    112       $   3,564      $  (3,564)
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                      ----          1,635            358            ----          1,993
      Interest deferred on secured term loan             ----          2,648           ----            ----          2,648
      Minority interest in earnings of
      subsidiary                                         ----           ----            (44)           ----            (44)
      Other, net                                        3,564            281            184          (3,564)           465
      Changes in operating assets and
      liabilities                                        ----         (3,728)          (382)           ----         (4,110)
                                               ----------------------------------------------------------------------------
         Total adjustments                              3,564            836            116          (3,564)           952
                                               ----------------------------------------------------------------------------
      Net cash provided by (used in )
      operating activities                               ----         (2,840)           228            ----         (2,612)
                                               ----------------------------------------------------------------------------
Investing Activities:
   Additions to property, plant and
   equipment                                             ----           (855)           (27)           ----           (882)
                                               ----------------------------------------------------------------------------
      Net cash used in investing activities              ----           (855)           (27)           ----           (882)
                                               ----------------------------------------------------------------------------
Financing Activities:
   Intercompany dividends                                ----            300           (300)           ----           ----
                                               ----------------------------------------------------------------------------
      Net cash provided by financing activities          ----            300           (300)           ----           ----
                                               ----------------------------------------------------------------------------
Effect of Exchange Rate Changes                          ----           ----           (278)           ----           (278)
                                               ----------------------------------------------------------------------------
Net decrease in Cash and Cash Equivalents                ----         (3,395)          (377)           ----         (3,772)
Cash and Cash Equivalents at Beginning of
Period                                                   ----          3,405          5,335            ----          8,740
                                               ----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   ----       $     10       $  4,958       $    ----      $   4,968
                                               ============================================================================

Consolidating Statement of Cash Flows for the Three Months Ended March 31, 1999


                                                  Carson, Inc.     Guarantor  Non-guarantor                   Consolidated
                                                      (parent)  subsidiaries   subsidiaries    Eliminations    Carson, Inc.
                                               ----------------------------------------------------------------------------
Operating Activities:
   Net income (loss)                                 $    180       $ (1,039)      $  1,219       $    (180)     $     180
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
      Depreciation and amortization                      ----          1,439            320            ----          1,759
      Minority interest in earnings of
      subsidiary                                         ----           ----            540            ----            540
      Other, net                                         (180)           561            137             180            698
      Changes in operating assets and
      liabilities                                        ----         (5,247)          (574)           ----         (5,821)
                                               ----------------------------------------------------------------------------
         Total adjustments                               (180)        (3,247)           423             180         (2,824)
                                               ----------------------------------------------------------------------------
      Net cash provided by (used in )
      operating activities                               ----         (4,286)         1,642            ----         (2,644)
                                               ----------------------------------------------------------------------------
Investing Activities:
   Additions to property, plant and
   equipment                                             ----         (1,237)          (827)           ----         (2,064)
                                               ----------------------------------------------------------------------------
      Net cash used in investing activities              ----         (1,237)          (827)           ----         (2,064)
                                               ----------------------------------------------------------------------------
Financing Activities:
   Proceeds from long-term borrowings                    ----            805             92            ----            897
   Principal payments on debt                            ----           ----         (6,216)           ----         (6,216)
   Other                                                 ----            441           (499)           ----            (58)
                                               ----------------------------------------------------------------------------
      Net cash provided by financing activities          ----          1,246         (6,623)           ----         (5,377)
                                               ----------------------------------------------------------------------------
Effect of Exchange Rate Changes                          ----           ----           (743)           ----           (743)
                                               ----------------------------------------------------------------------------
Net increase in Cash and Cash Equivalents                ----         (4,277)        (6,551)           ----        (10,828)
Cash and Cash Equivalents at Beginning of
Period                                                   ----         12,320         16,386            ----         28,706
                                               ----------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period           $   ----       $  8,043       $  9,835       $    ----      $  17,878
                                               ============================================================================

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

OVERVIEW

Forward-looking Statements

This report on Form 10-Q for the quarter ended March 31, 2000 as well as other public documents of the Company contain forward-looking statements which involve risks and uncertainties, including (i) the proposed acquisition of the Company, set forth in an Agreement and Plan of Merger among the Company, Cosmair, Inc. ("Cosmair") and its wholly-owned subsidiary, Crayon Acquisition Corp., pursuant to which Cosmair, will acquire the Company in a two-step transaction, (ii) the Company's plans to introduce new products and product enhancements, (iii) the Company's marketing, distribution and manufacturing expansion plans, (iv) future financial performance, (v) cash flows from operations and (vi) capital expenditures. The Company's actual results may differ materially from those discussed in such forward-looking statements. When used herein and in the Company's future filings, the terms "expects", "plans", "intends", "estimates", "projects", or "anticipates" or similar expressions are intended to identify forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. In addition to risk factors that may be described in the Company's filings with the Securities and Exchange Commission (the "Commission"), including this filing, actual results could differ materially from those expressed in any forward-looking statements made by the Company. Additional risk factors include, but are not limited to, the following: (a) the Company's success in implementing its growth strategy, including its success in obtaining financing where required, (b) difficulties or delays in developing and introducing new products or the failure of consumers to accept new product offerings, (c) changes in consumer preferences, including reduced consumer demand for the Company's current products, (d) the nature and extent of future competition in the Company's principal marketing areas, (e) political, economic and demographic developments in the United States, Africa, Brazil, the Caribbean, Europe and other countries where the Company now does or in the future may do business, (f) failure to satisfy the conditions to the pending merger transaction prior to the July 31, 2000 termination date, and (g) the factors giving rise to the statements contained in the Independent Auditors' Report on the Company's financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, which was filed with the SEC on April 14, 2000 (as further described herein). The Company assumes no responsibility to update forward-looking information contained herein.

General

The Company is a manufacturer and marketer of hair care and shaving products. The majority of the Company's net sales are derived from five categories of the health and beauty aids market: chemicals (hair relaxers and texturizers), hair color, men's depilatory products, hair dress/conditioning and combout/oil sheen products.

In the quarters ended March 31, 2000 and 1999, 31.7% and 29.5%, respectively, of the net sales of the Company were to customers outside the United States. The following table presents the Company's net sales by geographic region for these periods:

                            Quarter Ended      % of     Quarter Ended      % of
                            March 31,1999     Total     March 31,1998     Total

     ---------------------------------------------------------------------------
     Net sales to:
     United States               $ 25,906      68.3%         $ 28,968      69.5%
     South Africa                   8,864      23.4             8,608      20.7
     Europe                         1,647       4.3             2,360       5.7
     Other International            1,514       4.0             1,717       4.1
     ---------------------------------------------------------------------------
     Total                       $ 37,931     100.0%         $ 41,653     100.0%


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

Results of Operations

Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999

Net Sales. Consolidated net sales for the quarter ended March 31, 2000 were $37.9 million, a decrease of $3.7 million, or 8.9%, from net sales for the quarter ended March 31, 1999 of $41.7 million. This decrease is summarized as follows (dollars are in thousands):

                                Quarter Ended       Quarter Ended
                               March 31, 2000      March 31, 1999      % Change
                             ---------------------------------------------------
Domestic Hair Care                   $ 20,476            $ 24,921        (17.8)
Export                                  3,161               4,078        (22.5)
Dermablend Group                        5,430               4,046         34.2
South Africa                            8,864               8,608          3.0
                             -------------------------------------
   Consolidated                      $ 37,931            $ 41,653         (8.9)
                             =====================================

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

Domestic net sales of Carson brands decreased to $11.0 million in the first quarter of 2000 from $15.3 million in the first quarter of 1999. Domestic net sales of Carson relaxers, hair colors, maintenance products and shaving products were down compared to the first quarter of 1999. The decrease in relaxers and hair colors includes a charge of $1.6 million to net sales in 2000 for anticipated returns of Dark and Lovely relaxers and hair colors resulting from the relaunch of these products.

Domestic net sales of Johnson brands decreased to $9.4 million in the first quarter of 2000 from $9.7 million in the first quarter of 1999. Net sales of Johnson relaxers were down slightly while net sales of Johnson hair colors and maintenance products were up.

Export net sales were down in the first quarter of 2000 compared to the first quarter of 1999 primarily due to decreased sales of Carson brands in Europe.

Net sales of the Dermablend Group increased 34.2% to $5.4 million in the first quarter of 2000 compared to $4.0 million in the first quarter of 1999 due to higher net sales of Dermablend and Posner cosmetics.

Net sales in South Africa increased 3.0% to $8.9 million in the first quarter of 2000 compared to the first quarter of 1999.

Gross Profit. Consolidated gross profit was $18.7 million in the quarter ended March 31, 2000 compared to $21.8 million in the quarter ended March 31, 1999, a decrease of $3.1 million, or 14.0%. Gross margin was 49.4% in 2000 compared to 52.3% in 1999. This decrease was primarily attributable to the $1.6 million charge to net sales recorded in 2000 for anticipated returns of relaxer and hair color products resulting from the relaunch. In addition, gross margins were somewhat lower in South Africa and the Dermablend Group, due primarily to higher product costs.

Marketing and Selling Expenses. Marketing and selling expenses decreased slightly $10.2 million in the quarter ended March 31, 2000 from $10.3 million in the quarter ended March 31, 1999. This change consists of reduced spending on domestic hair care products offset by higher spending in South Africa and the Dermablend Group. As a percentage of net sales, marketing and selling expenses increased to 26.9% during 2000 from 24.8% during 1999.

General and Administrative Expense. General and administrative expenses were $7.5 million for the first quarter of 2000 compared to $7.2 million for the first quarter of 1999, an increase of $0.3 million, or 3.6%. The increase resulted primarily from higher depreciation and computer expenses and also $0.1 million of fees associated with the proposed acquisition of the Company by L'Oreal. As a percentage of net sales, general and administrative expenses increased to 40.0% during 2000 from 17.4% during 1999. This percentage increase is primarily due to the $1.6 million charged to net sales in 2000 for Dark and Lovely relaxer and hair color returns as well as overall reduced net sales in 2000 of Carson products.

Operating Income. As a result of the above changes, operating income decreased to $1.0 million in the quarter ended March 31, 2000 from $4.2 million in the quarter ended March 31, 1999.

Interest Expense. Interest expense increased to $4.8 million in the quarter ended March 31, 2000 from $4.3 million in the quarter ended March 31, 1999. The increased interest expense was the result of increased debt and higher interest rates in the first quarter of 2000 compared to the first quarter of 1999. The Company deferred interest payments on its secured term loan in January, February and March of 2000 and therefore paid an annual interest rate of 16% for these months compared to an annual rate of 13% for the first quarter of 1999, when all interest was paid in cash monthly. In addition, throughout 1999 the Company deferred the monthly interest payment on this debt six times, thereby adding $5.0 million to the outstanding principal balance.

Other Income. Other income decreased to $0.3 million for the quarter ended March 31, 2000 from $0.9 million for the quarter ended March 31, 1999. The decrease was primarily due to lower interest income on cash balances in South Africa.

Provision for Taxes. The provision for income taxes decreased to $60,000 in the quarter ended March 31, 2000 compared to $110,000 in the quarter ended March 31, 1999. These tax provisions were calculated on the earnings of the Company's foreign subsidiaries. The Company did not record tax benefits, or the related deferred tax assets, on losses incurred by its domestic subsidiaries.

Liquidity and Capital Resources

In the first quarter of 2000 the Company's cash balance decreased by $3.8 million, to $5.0 million at March 31, 2000 from $8.7 million at December 31, 1999. Net cash flow used in operations was $2.6 million. Cash was used primarily to decrease accounts payable, including a $2.0 million payment to settle a dispute with AM Cosmetics. Cash was provided by collections of accounts receivable and reductions of inventories.

Net cash used in investing activities in the first quarter of 2000 consisted of capital expenditures of $0.9 million. These capital expenditures related primarily to improvements at the Company's production facilities in Chicago and Savannah.

The cash balance was adversely impacted in 2000 by continued devaluation of the South African Rand. The rand devalued approximately 6.3%, from 6.16 rand per dollar at December 31, 1999 to 6.55 rand per dollar at March 31, 2000. Due to this devaluation, the cash balances held in South Africa decreased by $0.3 million when converted to U.S. dollars.

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

On May 1, 2000, the Company paid approximately $4.5 million of interest, including a $3.8 million semi-annual interest payment on the subordinated notes and a $0.7 million monthly interest payment on the Secured Term Loan. The Company paid these interest payments from cash provided by operations.

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

The Independent Auditors' Report on the Company's financial statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K, which was filed with the SEC on April 14, 2000, contained a paragraph which indicated substantial doubt about the Company's ability to continue as a going concern.

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

CARSON, INC.





/s/ Robert W. Pierce                                         Date: May 15 , 2000
Robert W. Pierce
Executive Vice President, Finance
Chief Financial Officer and Corporate Secretary
(Principal Accounting and Financial Officer)